Form 10QSB
period 2006-08-31
Cobra Oil & Gas CO
filed 2006-10-16
CIK 1350421

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136017

COBRA OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17790 E. Purdue Place
Aurora, Colorado 80013
(Address of principal executive offices, including zip code.)

(303) 618-2855
(Registrant's telephone number, including area code)

The Company is a Shell company:     Yes [   ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 13, 2006, the Company had 5,000,000 shares of common stock outstanding.

=====================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Cobra Oil & Gas, Inc.
(An Exploration Stage Company)
(Unaudited)

August 31, 2006

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	August 31,	May 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$9,182	$13,583
Amounts receivable	180	-
Total current assets	9,362	13,583

Property and equipment
Oil and gas properties, non-producing, full cost method	11,871	11,511

Other assets
Deferred offering costs	10,000	10,000

Total Assets	$31,233	$35,094

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$500	$700
Due to related party	36,919	36,218
	37,419	36,918
Stockholders' Equity
Preferred stock, $.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $.00001 par value;
100,000,000 shares authorized;
5,000,000 issued and outstanding	50	50
Donated capital	4,500	3,000
Deficit accumulated during the exploration stage	(10,736)	(4,874)

Total Stockholders' Equity	(6,186)	(1,824)

Total Liabilities and Stockholders' Equity	$31,233	$35,094

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

	Three	November 18,
	Months	2005 (Inception)
	Ended	Through
	August 31,	August 31,
	2006	2006

Revenue	$-	$-

Expenses:
Bank charges	590	1,210
Accounting	3,610	4,310
Filing	-	125
Office expense	162	591
Rent	600	1,800
Management services	900	2,700
	5,862	10,736

Loss from operations	(5,862)	(10,736)

Other income (expense)	-	-

Income (loss) before provision for income taxes	(5,862)	(10,736)

Provision for income tax	-	-

Net income (loss)	$(5,862)	$(10,736)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accum.
				During the	Stock-
	Common Stock		Donated	Exploration	holders'
	Shares	Amount	Capital	Stage	Equity

Balances at November 18, 2005	-	$-	$-	$-	$-

November 30, 2005, 5,000,000 shares
of common stock issued for cash of
$5,000 to a founder, for
$.00001 per share	5,000,000	50			50

Donated services and rent			3,000		3,000
Gain (loss) for the period from
November 18, 2005 (Inception)
through May 31, 2006				(4,874)	(4,874)

Balances at May 31, 2006 (audited)	5,000,000	50	3,000	(4,874)	(1,824)

Donated services and rent			1,500		1,500
Gain (loss) for the period				(5,862)	(5,862)

Balances at August 31, 2006 (unaudited)	5,000,000	$50	$4,500	$(10,736)	$(6,186)

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
	Three	November 18,
	Months	2005 (Inception)
	Ended	Through
	August 31,	August 31,
	2006	2006
Cash Flows From Operating Activities:
Net income (loss) during the exploration stage	$(5,862)	$(4,874)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	1,500	3,000
Changes in operating assets and liabilities
Amounts receivable	(180)	-
Accounts payable and accrued liabilities	(200)	700
Net cash provided by (used for)
operating activities	(4,742)	(1,174)

Cash Flows From Investing Activities:
Oil and gas properties	(360)	(11,511)
Net cash provided by (used for)
investing activities	(360)	(11,511)

Cash Flows From Financing Activities:
Sale of common stock	-	50
Deferred offering costs	-	(10,000)
Increase in due to related party	701	36,218
Net cash provided by (used for)
financing activities	701	26,268

Net Increase (Decrease) In Cash	(4,401)	13,583
Cash At The Beginning Of The Period	13,583	-
Cash At The End Of The Period	$9,182	$13,583

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cobra Oil & Gas Company (the "Company"), was incorporated in the State of Nevada on November 18, 2005. The Company was formed to engage in identifying, investigating, exploring, and, where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Exploration Stage

The Company is currently in the exploration stage and has no significant operations to date.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fiscal year

The Company employs a fiscal year ending May 31.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenue to date.

Oil and gas interests

The company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

The capitalized costs of oil and gas properties in each cost center are amortized on a composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Since the company has not produced any oil or gas, a provision for depletion has not been made.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. of The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

NOTE 2. OIL & GAS PROPERTIES

During the period ended May 31, 2006, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Mark Webster (the "Assignor") whereby the assignor assigned 100 % of assignor's right title and interest in and to the leasehold estate in the oil and gas leases located in Adams County, Colorado for a cash payment of $23,000. According to the Agreement the assignor conveyed 100% of 8/8ths working interest with an 80.00% of 8/8ths net revenue interest to the Company with assignor reserving and retaining an overriding royalty interest equal to the difference between 80.00% of 8/8ths net revenue interest and any existing burdens, said overriding royalty interest in all oil, gas casing head gas and other hydrocarbon substances produced, saved and marketed under the terms of the leases or any extensions thereof. During the period ended May 31, 2006, the Company assigned 50% of its interest in the oil and gas leases for cash payments totalling $11,500 as follows:

DNR Oil & Gas Company - 25%; and
Colorado Oil & Gas, Inc. - 25%.

NOTE 3. RELATED PARTY TRANSACTIONS

During the period ended May 31, 2006, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,200. The Company also recorded compensation expense of $300 per month ($1,800 total) for administrative and management services donated to the Company by an officer. During the three months ended August 31, 2006, the Company recorded rent expense of $600 and compensation expense of $900.

During the period ended May 31, 2006, the Company's officer advanced $35,625 to the Company under a loan payable. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at August 31, 2006, the Company incurred interest expense under this loan of $1,012 (May 31, 2006 - $473). As at August 31, 2006, the officer advanced the Company other sums for working capital, with all loans, accrued interest and advances totaling $36,919.

NOTE 4. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at August 31, 2006 relating to the Company's oil and gas activities are as follows:

Unproved properties, Colorado, net	$11,871
Costs incurred were as follows:
Exploration costs	$-

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

NOTE 5.   GOING CONCERN

The Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. In addition, the Company hopes to generate revenues from finding and producing oil and gas on its lease properties.

NOTE 7.  STOCK OFFERING

The Company is currently planning to sell common stock on a best efforts basis under a Form SB-2 offering. The costs of this offering through May 31, 2006 amounted to $10,000. This amount will reduce the offering proceeds if the offering is successful, or will be deducted as part of operations if the offering is unsuccessful.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and gas found on the property, if at all. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. We will not begin drilling until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our offering of $100,000, $65,000 net, in order to remove uncertainties surrounding our ability to continue as a going concern. The $100,000 in gross proceeds or $65,000 in net proceeds will allow us to drill one or two wells on the property, each to a maximum depth of 6,000 feet. One half of the cost of drilling will be paid by DNR Oil & Gas Company and Colorado Oil & Gas, Inc. If we find oil and gas, we will begin selling the oil and gas and proceed to raise additional capital to drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases.

We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with the proceeds of this offering. A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

We do not intend to interest other companies in the property if we find oil and/or gas.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find oil and/or gas, we will spend the balance of the year creating a program for development of the property. If we do not find oil and/or gas on the property, we attempt to locate a new property, raise additional money, and explore the new property.

Milestones

The following are our milestones:

1.	0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. - Cost $5,000. Time of retention 0-90 days.

2.

90-270 days after completion of the offering. - Drilling. Drilling will cost $20.00 per foot. This cost includes placing casing and pipe in the ground. We will drill one or two wells on the property, each to a maximum depth of 6,000 feet. One half of the cost of drilling will be paid by DNR Oil & Gas Company and Colorado Oil & Gas, Inc. - Cost $60,000. Time to conduct drilling - 90 days.

3.

270-365 days after completion of the offering. Either begin production and raise additional capital to drill other wells on the property or if oil and/or gas is not found, target a new property and raise additional capital to explore the new property.

The cost of the subcontractors is included in cost of drilling. All funds for the foregoing activities will be obtained from this public offering.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must find oil and/or gas in paying quantities. We are seeking equity financing to provide for the capital required to drill one or two wells.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Legal fees in the amount of $10,000 are due to Mr. Lysiak. They will be paid from the proceeds of our public offering. In the event the minimum amount is not raised from the offering, Mr. Berry, our president has agreed to pay the fees.

Results of Operations

From Inception on November 18, 2005

We will be drilling one or two wells on the property upon completion of this offering.

Since inception, Doug Berry, one of our officers and directors has paid all our expenses to acquire our oil and gas leases and for legal and accounting expenses. Net cash provided by Mr. Berry from inception on November 18, 2005 to August 31, 2006 was $36,919. Of the monies advanced by Mr. Berry will be repaid to him from revenues generated from the sale of oil and/or gas.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from this offering. We will be able to stay in business for one year if we raise at least $100,000 gross proceeds, $65,000 net proceeds. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our public offering. If we find oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property. To do so, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Mr. Berry is willing to commit to loan us money for our operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of the date hereof, we have acquired three oil and gas leases, but have not generated any revenues from our business operations.

We issued 5,000,000 shares of common stock through pursuant to Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50.00 in cash.

As of August 31, 2006, our total assets were $31,233 and our total liabilities were $37,419.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 9, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136017, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock in our public offering.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2006.

COBRA OIL & GAS COMPANY

BY:	DOUG BERRY
Doug Berry, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors