Form 10QSB
period 2006-11-30
Cobra Oil & Gas CO
filed 2007-01-11
CIK 1350421

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 10, 2007, the Company had 5,000,000 shares of common stock outstanding.

============================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Interim Financial Statements
November 30, 2006
(Unaudited)

TABLE OF CONTENTS

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	November 30,	May 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$6,330	$13,583
Total current assets	6,330	13,583

Property and equipment
Oil and gas properties, non-producing, full cost method	11,871	11,511

Other assets
Deferred offering costs	10,000	10,000

Total Assets	$28,201	$35,094

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$839	$700
Due to related party	37,547	36,218
	38,386	36,918

Stockholders' Equity
Preferred stock, $.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $.00001 par value;
100,000,000 shares authorized;
5,000,000 issued and outstanding	50	50
Donated capital	6,000	3,000
Deficit accumulated during the exploration stage	(16,235)	(4,874)

Total Stockholders' Equity	(10,185)	(1,824)

Total Liabilities and Stockholders' Equity	$28,201	$35,094

The accompany notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

	Three	November 18,	Six	November 18,
	Months	2005 (Inception)	Months	2005 (Inception)
	Ended	Through	Ended	Through
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2006

Revenue	$-	$-	$-	$-

Expenses:
Bank charges	556	9	1,146	1,766
Accounting	2,060	-	5,670	6,370
Filing	-	-	-	125
Legal	978	-	978	978
Office expense	405	-	567	996
Rent	600	-	1,200	2,400
Management services	900	-	1,800	3,600
	5,499	9	11,361	16,235

Loss from operations	(5,499)	(9)	(11,361)	(16,235)

Other income (expense)	-	-	-	-

Income (loss) before
provision for income taxes	(5,499)	(9)	(11,361)	(16,235)

Provision for income tax	-	-	-	-

Net income (loss)	$(5,499)	$(9)	$(11,361)	$(16,235)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	416,667	5,000,000

The accompany notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accum.
				During the	Stock-
	Common Stock		Donated	Exploration	holders'
	Shares	Amount	Capital	Stage	Equity

Balances at November 18, 2005	-	$-	$-	$-	$-

November 30, 2005, 5,000,000 shares
of common stock issued for cash of
$5,000 to a founder, for
$.00001 per share		50			50

Donated services and rent			3,000		3,000
Gain (loss) for the period from
November 18, 2005 (Inception)
through May 31, 2006				(4,874)	(4,874)

Balances at May 31, 2006 (audited)	5,000,000	50	3,000	(4,874)	(1,824)

Donated services and rent			3,000		3,000
Gain (loss) for the period				(11,361)	(11,361)

Balances at November 30, 2006
(unaudited)	5,000,000	$50	$6,000	$(16,235)	$(10,185)

The accompany notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

	Six	November 18,	November 18,
	Months	2005 (Inception)	2005 (Inception)
	Ended	Through	Through
	November 30,	November 30,	November 30,
	2006	2005	2006
Cash Flows From Operating Activities:
Net income (loss) during the exploration stage	$(11,361)	$(9)	$(16,235)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	3,000	-	6,000
Changes in operating assets and liabilities
Amounts receivable	-	-	-
Accounts payable and accrued liabilities	139	-	839
Net cash provided by (used for)
operating activities		(9)	(9,396)

Cash Flows From Investing Activities:
Oil and gas properties	(360)	-	(11,871)
Net cash provided by (used for)
investing activities		-	(11,871)

(Continued On Following Page)

The accompany notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

Cash Flows From Financing Activities:
Sale of common stock	-	50	50
Deferred offering costs	-	-	(10,000)
Increase in due to related party	1,329	500	37,547
Net cash provided by (used for)
financing activities	1,329	550	27,597

Net Increase (Decrease) In Cash	(7,253)	541	6,330

Cash At The Beginning Of The Period	13,583	-	-

Cash At The End Of The Period	$6,330	$541	$6,330

Schedule Of Non-Cash Investing And Financing
Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompany notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
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
November 30, 2006
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
November 30, 2006
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
November 30, 2006
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently assessing the effect of this Interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 157, " Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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
November 30, 2006
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

DNR Oil & Gas Company - 25%; and
Colorado Oil & Gas, Inc. - 25%.

NOTE 3. RELATED PARTY TRANSACTIONS

During the period ended May 31, 2006, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,200. The Company also recorded compensation expense of $300 per month ($1,800 total) for administrative and management services donated to the Company by an officer. During the six months ended November 30, 2006, the Company recorded rent expense of $1,200 and compensation expense of $1,800.

During the period ended May 31, 2006, the Company's officer advanced $35,625 to the Company under a loan payable. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at November 30, 2006, the Company incurred interest expense under this loan of $1,545 (May 31, 2006 - $473). As at November 30, 2006, the officer advanced the Company other sums for working capital, with all loans, accrued interest and advances totaling $37,547.

NOTE 4. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at November 30, 2006 relating to the Company's oil and gas activities are as follows:

Unproved properties, Colorado, net	$11,871
Costs incurred were as follows:
Exploration costs	$-

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
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

Milestones

The following are our milestones:

1	0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. - Cost $5,000. Time of retention 0-90 days.

2

90-270 days after completion of the offering. - Drilling. Drilling will cost $20.00 per foot. This cost includes placing casing and pipe in the ground. We will drill one or two wells on the property, each to a maximum depth of 6,000 feet. One half of the cost of drilling will be paid by DNR Oil & Gas Company and Colorado Oil & Gas, Inc. - Cost $60,000. Time to conduct drilling - 90 days.

3

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

Since inception, Doug Berry, one of our officers and directors has paid all our expenses to acquire our oil and gas leases and for legal and accounting expenses. Net cash provided by Mr. Berry from inception on November 18, 2005 to November 30, 2006 was $37,547. Of the monies advanced by Mr. Berry will be repaid to him from revenues generated from the sale of oil and/or gas.

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

As of November 30, 2006, our total assets were $28,201 and our total liabilities were $38,386.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January, 2007.

COBRA OIL & GAS COMPANY

BY:	DOUG BERRY
Doug Berry, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors