Form 10QSB
period 2007-02-28
Cobra Oil & Gas CO
filed 2007-04-16
CIK 1350421

===========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of April 16, 2007, the Company had 5,000,000 shares of common stock outstanding.

==============================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Interim Financial Statements
February 28, 2007
(Unaudited)

TABLE OF CONTENTS

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	February 28,	May 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$3,021	$13,583
Total current assets	3,021	13,583

Property and equipment
Oil and gas properties, non-producing, full cost method	11,871	11,511

Other assets
Deferred offering costs	10,000	10,000

Total Assets	$24,892	$35,094

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,289	$700
Due to related party	38,134	36,218
	39,423	36,918

Stockholders' Equity
Preferred stock, $.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $.00001 par value;
100,000,000 shares authorized;
5,000,000 issued and outstanding	50	50
Donated capital	7,500	3,000
Deficit accumulated during the exploration stage	(22,081)	(4,874)

Total Stockholders' Equity	(14,531)	(1,824)

Total Liabilities and Stockholders' Equity	$24,892	$35,094

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

	Three	Three	Nine	November 18,	November 18,
	Months	Months	Months	2005 (Inception)	2005 (Inception)
	Ended	Ended	Ended	Through	Through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses:
Bank charges	553	118	1,699	127	2,319
Accounting	2,070	-	7,740	-	8,440
Filing	525	-	525	-	650
Legal	1,064	-	2,042	-	2,042
Office expense	134	309	701	309	1,130
Rent	600	-	1,800	-	3,000
Management services	900	-	2,700	-	4,500
	5,846	427	17,207	436	22,081

Loss from operations	(5,846)	(427)	(17,207)	(436)	(22,081)

Other income (expense)	-	-	-	-	-

Income (loss) before provision for income taxes	(5,846)	(427)	(17,207)	(436)	(22,081)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(5,846)	$(427)	$(17,207)	$(436)	$(22,081)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000	1,648,351

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accum.
				During the	Stock-
	Common Stock		Donated	Exploration	holders'
	Shares	Amount	Capital	Stage	Equity

Balances at November 18, 2005	-	$-	$-	$-	$-

November 30, 2005, 5,000,000 shares
of common stock issued for cash of
$5,000 to a founder, for
$.00001 per share	5,000,000	50			50

Donated services and rent			3,000		3,000
Gain (loss) for the period from
November 18, 2005 (Inception)
through May 31, 2006				(4,874)	(4,874)

Balances at May 31, 2006 (audited)	5,000,000	50	3,000	(4,874)	(1,824)

Donated services and rent			4,500		4,500
Gain (loss) for the period				(17,207)	(17,207)

Balances at February 28, 2007 (unaudited)	5,000,000	$50	$7,500	$(22,081)	$(14,531)

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

	Nine	November 18,	November 18,
	Months	2005 (Inception)	2005 (Inception)
	Ended	Through	Through
	February 28,	February 28,	February 28,
	2007	2006	2007
Cash Flows From Operating Activities:
Net income (loss) during the exploration stage	$(17,207)	$(436)	$(22,081)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	4,500	-	7,500
Changes in operating assets and liabilities
Amounts receivable	-	-	-
Accounts payable and accrued liabilities	589	-	1,289
Net cash provided by (used for)
operating activities	(12,118)	(436)	(13,292)

Cash Flows From Investing Activities:
Oil and gas properties	(360)	-	(11,871)
Net cash provided by (used for)
investing activities	(360)	-	(11,871)

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine	November 18,	November 18,
	Months	2005 (Inception)	2005 (Inception)
	Ended	Through	Through
	February 28,	February 28,	February 28,
	2007	2006	2007
Cash Flows From Financing Activities:
Sale of common stock	-	50	50
Deferred offering costs	-	-	(10,000)
Increase in due to related party	1,916	500	38,134
Net cash provided by (used for)
financing activities	1,916	550	28,184

Net Increase (Decrease) In Cash	(10,562)	114	3,021

Cash At The Beginning Of The Period	13,583	-	-

Cash At The End Of The Period	$3,021	$114	$3,021

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2007
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
February 28, 2007
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
February 28, 2007
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
February 28, 2007
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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. "This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

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
February 28, 2007
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

DNR Oil & Gas Company - 25%; and
Colorado Oil & Gas, Inc. - 25%.

NOTE 3. RELATED PARTY TRANSACTIONS

During the period ended May 31, 2006, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,200. The Company also recorded compensation expense of $300 per month ($1,800 total) for administrative and management services donated to the Company by an officer. During the nine months ended February 28, 2007 the Company recorded rent expense of $1,800 and compensation expense of $2,700.

During the period ended May 31, 2006, the Company's officer advanced $35,625 to the Company under a loan payable. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at February 28, 2007, the Company incurred interest expense under this loan of $2,072 (May 31, 2006 - $473). As at February 28, 2007, the officer advanced the Company other sums for working capital, with all loans, accrued interest and advances totaling $38,134.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

NOTE 4. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at February 28, 2007 relating to the Company's oil and gas activities are as follows:

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

NOTE 7.   STOCK OFFERING

The Company is currently planning to sell common stock on a best efforts basis under a Form SB-2 offering. The costs of this offering through February 28, 2007 amounted to $10,000. This amount will reduce the offering proceeds if the offering is successful, or will be deducted as part of operations if the offering is unsuccessful.

Subsequent to February 28, 2007, the Company issued 1,004,000 shares of common stock at $0.10 per share for total proceeds of $100,400.

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

Since inception, Doug Berry, one of our officers and directors has paid all our expenses to acquire our oil and gas leases and for legal and accounting expenses. Net cash provided by Mr. Berry from inception on November 18, 2005 to February 28, 2007 was $38,134. Of the monies advanced by Mr. Berry will be repaid to him from revenues generated from the sale of oil and/or gas.

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

As of February 28, 2007, our total assets were $3,021 and our total liabilities were $39,423.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 9, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136017, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of April 16, 2007, sold 1,004,000 share of common stock at an offering price of $0.10 per share. and raised $100,400. We have not spent any of the proceeds as of the date hereof.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2007.

COBRA OIL & GAS COMPANY

BY:	DOUG BERRY
Doug Berry, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors