Form 10QSB/A
period 2006-08-31
Cobra Oil & Gas CO
filed 2007-06-12
CIK 1350421

====================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

The Company is a Shell company: Yes [X]   No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

As of October 12, 2006, the Company had 5,000,000 shares of common stock outstanding.

========================================================================================================================================

PART II OTHER INFORMATION

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of June, 2007.

COBRA OIL & GAS COMPANY

BY:
Doug Berry, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and member of the
Board of Directors