Form 10KSB
period 2007-05-31
Cobra Oil & Gas CO
filed 2007-08-28
CIK 1350421

===================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-136017

COBRA OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17790 E. Purdue Place
Aurora, Colorado 80013
(Address of principal executive offices, including zip code.)

(303) 618-2855
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [ X ]      No [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

===================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year May 31, 2007: $ Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2007: $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2007: 6,004,000 shares.

FORWARD LOOKING STATEMENT

     This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is adequate to carry out our business plan and that there will be adequate capital. Since our common stock is considered a "penny stock" company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

		Page
FORWARD LOOKING STATEMENT

PART I
Item 1.	Description of Business	4
Item 2.	Properties	15
Item 3.	Legal Proceeding	15
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5.	Market For Registrant Common Equity and Related Stockholder Matter	16
Item 6.	Management Discussion and Analysis of Financial Condition and Results of	18
	Operation

PART III
Item 7.	Financial Statements and Supplementary Data	21
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial	36
	Disclosure
Item 8A.	Controls and Procedures	36
Item 9.	Directors, Executive Officers, Promoters and Control Persons	36
Item 10.	Executive Compensation	39
Item 11.	Security Ownership of Certain Beneficial Owners and Management	41
Item 12.	Interest of Management and Others in Certain Transactions	42

PART IV
Item 13.	Exhibits	43
Item 14.	Principal Accountant Fees and Services	43

PART I

ITEM 1.      BUSINESS

General

     We are a start-up corporation organized under the laws of the State of Nevada, on November 18, 2005, for the purpose of purchasing, developing and operating oil and gas leases. We are currently not earning any revenues and are not conducting any business operations, except for the acquisition of one undeveloped oil and gas lease.

     We do not intend to acquire additional oil and gas leases until we has initiated drilling operations on our existing lease.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Operations

     Our proposed plans call for us to consider several factors in choosing a region for acquisition of oil and gas leases. First, the Company intends to acquire prospects in Colorado. At the present time, we have acquired three oil and gas leases. We have not targeted any additional oil and gas leases for acquisition. We intend to acquire additional oil and gas leases from other oil and gas companies upon completion of exploration of our current leases.

     We intend to engage third parties such as a drilling contractor, geologist and engineer to direct the drilling of one well on the lease. As of the date hereof, we have entered into a Well Service and Operating Agreement with DNR Oil & Gas Inc. to service and operate the exploration and drilling of the Mike Prospect.

     We will determine which leases we are interested in acquiring based upon the analysis of technical and production data, on site verification of any well equipment and production capability, and verification of ownership of lease hold rights. We anticipate that it will take from four to six months to acquire additional leasehold interests after completing our investigation of a proposed prospect. Further, we intend upon diversifying our production portfolio with respect to both reservoir production characteristics and to market access. Production portfolio is comprised of all producing oil and gas leases owned by us. Reservoir production characteristics are the information which defines the nature of the porous, permeable sedimentary rocks which contain commercial quantities of oil or gas. Market access is the demand for the particular grade of oil which is located in a particular reservoir. We believe that the overall effect of these two unrelated characteristics is to significantly lower the overall risk of our strategy.

     We do not anticipate acquiring additional leasehold interests during the next twelve months.

Geological and Geophysical Techniques

     We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases.

     Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We have not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

     The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

     Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market when ever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

     Our principal activity in the future will be the acquisition, development and operation of producing oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, we are not engaged in any bidding process. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

     Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field. We believe that the estimated cost of Phase 1 for one property will be approximately $5,000.

     Phase 2. Submission of the Bid. Each bid will be made subject to further verification of production capacity, equipment condition and status, and title. We believe that the estimated cost of Phase 2 for one property will be approximately $50,000.

     Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. Tank gauging and execution of transfer orders. The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller's offering price for the property.

     After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well's production.

     In connection with the acquisition of an oil and gas lease for work-over operations, we will be able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, we intend to assume the obligation to plug and abandon the well in the event we determine that reworking operations are either too expensive or will not result in production in paying quantities. The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

     Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. We currently do not have sufficient revenues or funds available for us to make bids on such properties. We have not initiated a search for additional leases and do not intend to do so until we raise additional capital for the acquisition of additional leases. The only money we intend to raise at this time is to conduct drilling operations on the three leases we currently own. We believe that it is not an efficient use of time to search for additional prospects when we do not have sufficient capital to acquire and develop additional leases. We intend to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties, but only after we have completed exploration of our three leases.

     At the present time, we have not identified any specific oil and gas leases which we intend to acquire and will only be able to make such determination upon raising capital at a later date.

Our Ownership Interest

     Currently, we own a 50% working interest, 40% net revenue interest in three non-producing oil and gas leases. The oil and gas leases cover:

*	The NE/4 of Section 23 and all of Section 24, Township 1 South, Range 62 West, 6th Prime Meridian, Adams County, Colorado, containing 800 acres more or less.

     We acquired our oil and gas lease by assignment from J. Mark Webster, on May 15, 2006. We paid $23,000 for a 100% working interest, 80% net revenue interest in Section 24 and a 50% working interest, 40% net revenue interest in the NE/4 of Section 23.

     Thereafter we transferred by joint venture agreement, a 25% working interest, 20% net revenue interest in our leases in Section 24 and a 12.5% working interest, 10% net revenue interest in our leases in the NE/4 of Section 23 to DNR Oil & Gas Inc. in consideration of $5,750.00.

     We also transferred by joint venture agreement, a 25% working interest, 20% net revenue interest in our leases in Section 24 and a 12.5% working interest, 10% net revenue interest in our leases to Colorado Oil & Gas, Inc. in consideration of $5,750.00.

     The foregoing means with respect to Section 24, that we are responsible for 50% of the expenses of developing and operating the lease, but will only receive 40% of the revenues derived from the sale of the oil and/or gas from the lease. DNR Oil & Gas Inc. is responsible for 25% of the expenses of developing and operating the leases and will receive 20% of the revenues. Colorado Oil & Gas, Inc. is responsible for 25% of the expenses of developing the leases and will receive 20% of the revenues.

     With respect to the NE/4 of Section 23, it means that we are responsible for 25% of the expenses of developing and operating the lease, but will only receive 20% of the revenues derived from the sale of the oil and/or gas from the lease. DNR Oil & Gas Inc. is responsible for 12.5% of the expenses of developing and operating the leases and will receive 10% of the revenues. Colorado Oil & Gas, Inc. is responsible for 12.5% of the expenses of developing the leases and will receive 10% of the revenues. One half of the minerals have not been leased. Accordingly, at this time, we would not consider any exploration activity on the NE/4 of Section 23. We would only consider exploration activity on the NE/4 of Section 23 in the event we obtained oil and gas leases from mineral owners of the unleased 50% portion of the NE/4 of Section 23. There is no assurance that we will ever be able to obtain the leases and accordingly there is no assurance that we will ever conduct any exploration activity on the NE/4 of Section 23.

     J. Mark Webster retained an overriding royalty of 6% of gross revenues from Section 24 and 7.5% from the NE/4 of Section 23. Linnebur Farms Corporation has a 14% royalty on all of Section 24 and Ivol A. Ferguson, a widow, has a 12.5% royalty on the NE/4 of Section 23. The term of the leases is for a period of three years from July 18, 2005 on Section 24 and three years from August 26, 2005 on the NE/4 of Section 23. The leases may be extended beyond the termination date by producing oil and/or gas in paying quantities. Production in paying quantities requires that the revenues from the lease exceed the expense of operating the lease. We intend to begin drilling operations on Section 24 upon completion of this public offering. Thereafter, we intend to engage a drilling contractor, geologist and engineer to initiate its proposed drilling operations. There is no assurance that any of the foregoing will be accomplished by us.

Competition

     The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than does We and therefore have a greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

     The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto

     The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on We cannot be predicted.

     The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that We may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

     Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

     Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

- the construction of natural gas pipeline facilities, and
- the rates for transportation of these products in interstate commerce.

     Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

     The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, We do not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which We might compete against.

     Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

     Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

- the amounts and types of substances and materials that may be released into the environment,
- the discharge and disposition of waste materials,
- the reclamation and abandonment of wells and facility sites, and
- the remediation of contaminated sites,

     and require:

-	permits for drilling operations,
-	drilling bonds, and
-	reports concerning operations.

     Colorado law contains:

- provisions for the unitization or pooling of oil and natural gas properties,
- the establishment of maximum rates of production from oil and natural gas wells, and
- the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

     General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

- Clean Air Act,
- Oil Pollution Act of 1990,
- Federal Water Pollution Control Act,
- Resource Conservation and Recovery Act ("RCRA"),
- Toxic Substances Control Act, and
- Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

these laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

- drilling,
- development and production operations,
- activities in connection with storage and transportation of oil and other liquid hydrocarbons,
and
- use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

     Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

- unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
- capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and
- capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

     Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, We do not believe that changes to these regulations will have a significant negative affect on its operations.

     A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

     The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, We believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

     RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

- a "generator" or "transporter" of hazardous waste, or
- an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

     At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, We will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

     CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

- the "owner" or "operator" of the site where hazardous substances have been released,
and
- companies that disposed or arranged for the disposal of the hazardous substances found at the site.

     CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, We could generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

- remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
- clean up contaminated property, including contaminated groundwater, or
- perform remedial plugging operations to prevent future contamination.

     We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

     While the foregoing regulations appear extensive, we believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse affect upon We. Further, We believes it will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Company's Office

     Our offices are located at 17790 E. Purdue Place, Aurora, Colorado 80013, and our telephone number is (303) 618-2855. This is the home of John Herzog, one of our officers and directors. We use the space on a rent free basis from Mr. Herzog as well as equipment including computers, office computer programs, fax machines, small copy machines, a scanner, telephones, desks, files and fixtures. Mr. Herzog donates the space and office equipment to us.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

Risk Factors

     1. The Volatility of Oil and Gas Markets may have an adverse affect on our operations.

     In the past few years, the price of oil and gas has been volatile. During the last five years the price of oil has fluctuated from a low of approximately $11 per barrel to a high of approximately $78 per barrel. The price of gas has fluctuated from a low of approximately $1.80 per 1,000 cubic feet to a high of approximately $9 per 1,000 cubic feet. At the present time the price of oil is near $73.50 per barrel. The price of natural gas is near $9 per 1,000 cubic feet. There is no assurance that in the future prices for oil and gas production will stabilize at current rates. This fluctuation could have an adverse affect on our operations if it should drop.

     2. Title to our oil and gas leases could be defective in which case we may not own the interests that we believe we do.

     It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. We intend to follow this custom. If the title to the prospects should prove to be defective, we could lose the costs of acquisition, or incur substantial costs for curative title work.

     3. If we find gas our wells could be shut-in and revenues could be curtailed.

     Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where our operations will be conducted. In such event, it is possible that there will be no market or a very limited market for our gas production. It is customary in many portions of Colorado to shut-in gas wells in the spring and summer when there is not sufficient demand for gas. This could result in suspension of revenues.

     4. Operating and environmental hazards could have a negative impact on our operations.

     Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by us if we participate in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. We could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. We currently do not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

     5. Because the probability of an individual prospect ever having oil and gas is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having oil and gas is extremely remote. In all probability the property does not contain any oil and gas. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

     6. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

     7. We lack an operating history, have never had any revenues, have no current prospects for future revenues, and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated in November 2005 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $35,625 to us in the form of a loan. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at May 31, 2007, we incurred interest expense under this loan of $2,611 (May 31, 2006 - $473). As at May 31, 2007, Mr. Berry advanced us other sums for working capital, with all loans, accrued interest and advances totaling $38,734. The loss was a result of the issuance of stock and, incorporation, legal and accounting. We have never had any historical revenues and we do not have any current prospects for future revenues. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate oil and gas
*	our ability to generate revenues from the sale of oil and gas
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

     8. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches to oil and gas exploration. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

     9. Because our officers and directors have no formal training in financial accounting and management , and they are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have two officers and directors. They have no formal training in financial accounting and management, however, they are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. While they have no formal training in financial accounting matters, they have been preparing the financial statements that have been audited and reviewed by our auditors and included in this prospectus. When the disclosure and accounting controls referred to above are implemented, they will be responsible for the administration of them. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment, however, because of the small size of our expected operations, we believe that they will be able to monitor the controls they will have created and will be accurate in assembling and providing information to investors. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

     10. Because we are small and do not have much capital, we may have to limit our drilling activity which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our drilling activity. As such we may not be able to complete a drilling program that is as thorough as we would like. Further, we have not considered and will not consider any activity beyond our current drilling program until we have completed our first well.

     11. Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because our officers and directors have other outside business activities and will each will only be devoting 10% of their time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, exploration of the property may be periodically interrupted or suspended.

     12. Our officers and directors own more than 50% of the outstanding shares, they are able to decide who will be directors and you may not be able to elect any directors.

     Our officers and directors own 5,000,000 shares and control us. As a result, our officers and directors are able to elect all of our directors and control our operations.

ITEM 2.      PROPERTIES

     We do not own any property. We only have the right to explore one property, title of which is not vested in our name.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     A limited market exists for our securities. There is no assurance that our limited market will develop into a regular trading market, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol ACGCA. Our shares were listed for trading on July 20, 2007. At August 21, 2007, there have been no trades of our shares.

Fiscal Quarter	High Bid	Low Bid
2007
Fourth Quarter 03-01-07 to 05-30-07	$0.00	$0.00
Third Quarter 12-01-67 to 02-31-07	$0.00	$0.00
Second Quarter 9-01-06 to 11-31-06	$0.00	$0.00
First Quarter 06-01-06 to 08-30-06	$0.00	$0.00

Holders

     At August 21, 2007, we had 33 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,004,000 shares of common stock outstanding as of August 21, 2007, 5,000,000 shares were issued to one of our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933, with the exception of the one year holding period contained therein, and 32 holders of 1,004,000 free trading shares of common stock.

Status of our public offering

     On August 9, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136017, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

     On April 12, 2007, we completed our public offering by raising $100,400. We sold 1,004,000 shares of our common stock at an offering price of $0.10 per share to thirty-two persons.

Use of Proceeds

     On April 12, 2007 we completed our public offering and raised $100,400 by selling 1,004,000 shares of common stock at an offering price of $0.10 per share. Since then we have used the proceeds as follows:

Legal Fees	$11,400
Stock Transfer Fees	$17,228
Accounting	$4,600
Total	$33,228

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Section 16(a)

     We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.      PLAN OF OPERATIONS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and gas found on the property, if at all. Our only other source for cash at this time is investments by others in our company or development of revenue by selling oil and gas. We must continue to raise cash to implement our project and stay in business. We raised $100,400. which will allow us to drill our "Mike Prospect" located in North-Central Adams County, Colorado, approximately 40 miles Northwest of Denver. The Mike Prospect consists of two leases (east-half and west-half) covering all of section 24, 640 acres m/l,T1S,R62W, Adams County, Colorado and provides for an 80% net revenue interest. Cobra Oil & Gas Company owns 50% of a working interest in the Mike Prospect and DNR Oil & Gas Inc. and Colorado Oil & Gas Inc. each own a 25% working interest. We have entered into a Well Service and Operating Agreement with DNR to service and operate the exploration and drilling of the Mike Prospect and DNR has applied for drilling permits from the State of Colorado. DNR will be contacting drilling companies and negotiating for a drilling rig, once a drilling rig has been secured and is on location we will drill the Mike Prospect. One half of the cost of drilling will be paid by DNR Oil & Gas Inc. and Colorado Oil & Gas, Inc. If we find oil and gas, we will begin selling the oil and gas and proceed to raise additional capital to drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. Our success or failure will be determined by what we find under the ground.

     We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with the proceeds of this offering. A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

     If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

Operations to Date

     We have completed our public offering by raising $100,400. and have entered into a Well Service and Operating Agreement with DNR Oil & Gas Inc. to service and operate the exploration and drilling of the Mike Prospect.

     We have applied for drilling permits from the State of Colorado, which we expect to have in place within 30 to 45 days.

Milestones

     The following are our milestones:

1.	DNR Oil & Gas Inc. will be contacting drilling companies and negotiating for a drilling rig, which we expect to have in place within 45- 200 days.

2.

Once a drilling rig has been secured and is on location we will drill the Mike Prospect, which we expect will be within 200-260 days. We will drill one or two wells on the property, each to a maximum depth of 6,000 feet. Drilling will cost approximately $23.50 per foot. One half of the cost of drilling will be paid by DNR Oil & Gas Inc. and Colorado Oil & Gas Inc. - Cost $70,500.

3.

After completing drilling within 260-365 days we will either begin production and raise additional capital to drill other wells on the property or if oil and/ or gas is not found, target a new property and raise additional capital to explore the new property.

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

     To become profitable and competitive, we must find oil and/or gas in paying quantities. We completed our public offering on April 12, 2007 by issuing 1,004,000 shares of common stock at $0.10 per share to 32 shareholders raising $100,400.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations
From Inception on November 18, 2005 to May 31, 2007

     We will be drilling one or two wells on the property once a drilling rig has been secured and is on location.

     Since inception, Doug Berry, one of our officers and directors has paid all our expenses to acquire our oil and gas leases and for legal and accounting expenses. Net cash provided by Mr. Berry from inception on November 18, 2005 to May 31, 2007 is $35,625 to us in the form of a loan. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at May 31, 2007, we incurred interest expense under this loan of $2,611 (May 31, 2006 - $473). As at May 31, 2007, Mr. Berry advanced us other sums for working capital, with all loans, accrued interest and advances totaling $38,734.. Of the monies advanced by Mr. Berry will be repaid to him from revenues generated from the sale of oil and/or gas.

Liquidity and Capital Resources

     We have completed our public offering as of April 12, 2007 and to date have raised $100,400. We will use the money to drill the Mike Prospect and to pay for items set forth in the Use of Proceeds section. If we find oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property. To do so, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     As of the date hereof, we have acquired three oil and gas leases, but have not generated any revenues from our business operations.

     We issued 5,000,000 shares of common stock on November 30, 2005, pursuant to Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50.00 in cash. On April 12, we issued 1,004,000 shares of common stock under a Form SB-2 offering at $0.10 per share for total proceeds of $100,400.

     As of May 31, 2007, our total current assets were $101,250 and our total current liabilities were $54,034.

PART III

ITEM 7.      FINANCIAL STATEMENTS.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Financial Statements
May 31, 2007

TABLE OF CONTENTS
Page
FINANCIAL STATEMENTS

Balance sheet	F-2
Statement of operations	F-3
Statement of stockholders' equity	F-4
Statement of cash flows	F-5
Notes to the financial statements	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cobra Oil and Gas Company
Aurora, Colorado

I have audited the accompanying balance sheets of Cobra Oil and Gas Company, an exploration stage company, as of May 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobra Oil and Gas Company as of May 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	RONALD R. CHADWICK, P.C.
July 30, 2007	Ronald R. Chadwick, P.C.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET
May 31, 2007 and 2006

	2007	2006
ASSETS

Current assets
Cash	$89,379	$13,583
Total current assets	89,379	13,583

Property and equipment
Oil and gas properties, non-producing, full cost method	11,871	11,511

Other assets
Deferred offering costs	-	10,000

Total Assets	$101,250	$35,094

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$15,300	$700
Due to related party	38,734	36,218
	54,034	36,918

Stockholders' Equity
Preferred stock, $.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $.00001 par value;
100,000,000 shares authorized;
6,004,000 issued and outstanding (2006 - 5,000,000 shares)	60	50
Additional paid-in capital	90,390	-
Donated capital	9,000	3,000
Deficit accumulated during the exploration stage	(52,234)	(4,874)

Total Stockholders' Equity	47,216	(1,824)

Total Liabilities and Stockholders' Equity	$101,250	$35,094

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

		November 18,	November 18,
	Year	2005 (Inception)	2005 (Inception)
	Ended	Through	Through
	May 31,	May 31,	May 31,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses:
Bank charges	2,280	620	2,900
Accounting	10,040	700	10,740

Filing	525	125	650
Legal	12,753	-	12,753
Office expense	762	429	1,191
Rent	2,400	1,200	3,600
Transfer agent	15,000	-	15,000
Management services	3,600	1,800	5,400
	47,360	4,874	52,234

Loss from operations	(47,360)	(4,874)	(52,234)

Other income (expense)	-	-	-

Income (loss) before provision for income taxes	(47,360)	(4,874)	(52,234)

Provision for income tax	-	-	-

Net income (loss)	$(47,360)	$(4,874)	$(52,234)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	5,134,784	4,631,902

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accum.
			Additional		During the	Stock-
	Common Stock		Paid-in	Donated	Exploration	holders'
	Shares	Amount	Capital	Capital	Stage	Equity

Balances at November 18, 2005	-	$-	$-	$-	$-	$-

November 30, 2005, 5,000,000 shares
of common stock issued for cash of
$5,000 to a founder, for
$.00001 per share	5,000,000	50				50

Donated services and rent				3,000		3,000
Gain (loss) for the period from
November 18, 2005 (Inception)
through May 31, 2006					(4,874)	(4,874)

Balances at May 31, 2006	5,000,000	50	-	3,000	(4,874)	(1,824)

April 12, 2007 1,004,000 shares
of common stock issued for cash
at $0.10 per share	1,004,000	10	90,390			90,400
Donated services and rent				6,000		6,000
Gain (loss) for the period					(47,360)	(47,360)

Balances at May 31, 2007	6,004,000	$60	$90,390	$9,000	$(52,234)	$47,216

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

		November 18,	November 18,
	Year	2005 (Inception)	2005 (Inception)
	Ended	Through	Through
	May 31,	May 31,	May 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net income (loss) during the exploration stage	$(47,360)	$(4,874)	$(52,234)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	6,000	3,000	9,000
Changes in operating assets and liabilities
Amounts receivable	-	-	-
Accounts payable and accrued liabilities	14,600	700	15,300
Net cash provided by (used for)
operating activities	(26,760)	(1,174)	(27,934)

Cash Flows From Investing Activities:
Oil and gas properties	(360)	(11,511)	(11,871)
Net cash provided by (used for)
investing activities	(360)	(11,511)	(11,871)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

(Continued From Previous Page)

Cash Flows From Financing Activities:
Sale of common stock	90,400	50	90,450
Deferred offering costs	10,000	(10,000)	-
Increase in due to related party	2,516	36,218	38,734
Net cash provided by (used for)
financing activities	102,916	26,268	129,184

Net Increase (Decrease) In Cash	75,796	13,583	89,379

Cash At The Beginning Of The Period	13,583	-	-

Cash At The End Of The Period	$89,379	$13,583	$89,379

Schedule Of Non-Cash Investing And Financing
Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

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
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

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
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

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

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets -an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently assessing the effect of this Interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

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

DNR Oil & Gas Inc. - 25%; and
Colorado Oil & Gas, Inc. - 25%.

NOTE 3.   CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares of preferred stock with a par value of $0.00001 per share and 100,000,000 shares of common stock with a par value of $0.00001 per share, and no other class of shares is authorized.

During the period from November 18, 2005 (Inception) to May 31, 2007, the Company issued 6,004,000 shares of common stock for total proceeds of $100,450.

To May 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

NOTE 4. RELATED PARTY TRANSACTIONS

During the period ended May 31, 2006, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by one of the officers. Total rent expense under this arrangement was $1,200. The Company also recorded compensation expense of $300 per month ($1,800 total) for administrative and management services donated to the Company by one of the officers. During the year ended May 31, 2007 the Company recorded rent expense of $2,400 and compensation expense of $3,600.

During the period ended May 31, 2006, one of the Company's officers advanced $35,625 to the Company under a loan payable. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at May 31, 2007, the Company incurred interest expense under this loan of $2,611 (May 31, 2006 - $473). As at May 31, 2007, the officer advanced the Company other sums for working capital, with all loans, accrued interest and advances totaling $38,734.

NOTE 5. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $43,234 which commence expiring in 2027. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at May 31, 2007, and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2007	2006
	$	$
Net Operating Loss	43,234	1,874
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	14,476	656
Valuation Allowance	(14,476)	(656)
Net Deferred Tax Asset	-	-

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

NOTE 6.   SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at May 31, 2007 relating to the Company's oil and gas activities are as follows:

Unproved properties, Colorado, net	$11,871

Costs incurred were as follows:

Exploration costs	$-

NOTE 7.   GOING CONCERN

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

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to November 18, 2005 and for the year then ended May 31, 2007, included in this report have been audited by Ronald R. Chadwick, P.C., Certified Public Accountants, 2851 South Parker Road, Suite 720, Aurora, Colorado 80014, as set forth in their report included in our annual report. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A.      CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

     There were no changes in our internal controls over disclosure controls and procedures identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Doug Berry	50	president, principal executive officer, treasurer
14188 Marine Drive		and principal financial officer and a member of
White Rock, British Columbia		the board of directors
Canada V4B 1A8

John Herzog	63	vice president and director
17790 E. Purdue Place
Aurora, CO 80013

     The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since our inception on November 18, 2005, Mr. Berry has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer, secretary and a member of our board of directors. From April 30, 2004 to May 2005, Mr. Berry was president, chief executive officer secretary, treasurer of Sheer Ventures, Inc. and was been a member of its board of directors from April 30, 2004 to September 22, 2005. Since 1994, Mr. Berry has been President of D.B. Management Ltd., a private British Columbia corporation that invests in start-up companies along with assisting in various consulting activities. From December 7, 2001 to April 17, 2004, Mr. Berry was President of Countryside Review Inc., a United States reporting company that developed an online equestrian magazine dedicated to the equestrian lifestyle.

     Since December 1, 2005, John Herzog has been our vice president and a member of the board of directors. Since June 2001, Mr. Herzog has been president of Business Information Systems, Inc., located in Aurora, Colorado. Business Information Systems, Inc. is engaged in the business of developing applications, consulting on software development, business systems, and programming. Since September 2003, Mr. Herzog has been a director and chief financial officer of Arete Industries, Inc., a Colorado corporation located in Westminster, Colorado. Arete Industries, Inc. is a shell corporation and is traded on the Bulletin Board under the symbol "ARET." From March 2001 to December 2002, Mr. Herzog was a director of Net Commerce, Inc., located in Westminster, Colorado. Net Commerce, Inc. is dormant. Net Commerce, Inc. was traded on the Bulletin Board under the symbol "NEET." From April 2006 to present, Mr. Herzog is president of Avatar Technology Group, Inc., a private company located in West Minster, Colorado. Avatar Technology Group, Inc. is engaged in the business of delivery of technology solutions to small and medium size businesses. Mr. Herzog graduated from Drexel University in 1967 with a Bachelor of Science degree in Electrical Engineering, and in 1970 with a Master of Science degree in Biomedical Engineering. In 1976, he received a Doctor of Philosophy degree in Pathology from Temple University.

Conflicts of Interest

     At the present time, we do not foresee a conflict of interest because we do not intend to acquire any additional properties and our officers and directors do not intend to acquire any additional properties. The only conflict that we foresee is the time our officers and directors devote to other projects that do not involve us. In the event that either one of our officers and directors cease devoting time to our operations, they have agreed to resign as an officer and director.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on November 18, 2005 through May 31, 2006. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended May 31, 2006. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Doug Berry	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

John Herzog	2007	0	0	0	0	0	0	0	0
Vice President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is May 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensatio	Earnings	sation	Total
n
Name	($)	($)	($)	($)	($)	($)	($)

Doug Berry	0	0	0	0	0	0	0
John Herzog	0	0	0	0	0	0	0

     We do not plan to pay any compensation to our officers or directors in 2008. We will not begin paying our officers compensation until we have adequate funds to do so.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

     The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership

Doug Berry	5,000,000	83.28%
14188 Marine Drive
White Rock, British Columbia
Canada V4B 1A8

John Herzog	0	0.00%
17790 E. Purdue Place
Aurora, CO 80013

All Officers and Directors	5,000,000	83.28%
as a Group (2 person)

[1 ]	The persons named above may be deemed our "parents" and "promoters" within the meaning of such
	terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock
	holdings. Messrs. Berry and Herzog are our only "promoters."

Future Sales by Existing Stockholders

     On November 30, 2005, Doug Berry, one of our officers and directors, acquired 5,000,000 shares of our common stock. The 5,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers' transaction or in a transaction directly with a market maker.

     A total of 5,000,000 shares of our stock are currently owned by Doug Berry, one of our officers and directors. He will likely sell a portion of his stock if the market price goes above $0.10. If he does sell his stock into the market, the sales may cause the market price of the stock to drop. Further, Mr. Berry may also sell at price levels below $0.10 per share.

     Because Mr. Berry, one of our officers and directors, and principal shareholder will control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

     No common stock is subject to outstanding options, warrants or securities convertible into common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our officers and directors have not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from them other than as described below.

     On November 30, 2005, we issued a total of 5,000,000 shares of restricted common stock to Doug Berry, one of our officers and directors, in consideration of $50.00. This was accounted for as an acquisition of common stock.

     From November 2005 through May 2007, Mr. Berry advanced on our behalf $35,625 to us in the form of a loan. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at May 31, 2007, we incurred interest expense under this loan of $2,611 (May 31, 2006 - $473). As at May 31, 2007, Mr. Berry advanced us other sums for working capital, with all loans, accrued interest and advances totaling $38,734. to pay for the cost of purchasing the leases, legal fees and accounting fees connected with this offering.

     Messrs. Berry and Herzog are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as a promoters.

PART IV

ITEM 13.      EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-136017 on July 25, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Assignment of Oil and Gas Leases
10.2	Joint Venture Agreement with DNR Oil & Gas Inc.
10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc.
99.1	Subscription Agreement.

     The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial pursuant to Rule 15d-
15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$7,810	Ronald R. Chadwick, P.C., Certified Public Accountants
2006	$3,015	Ronald R. Chadwick, P.C., Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Ronald R. Chadwick, P.C., Certified Public Accountants
2006	$-0-	Ronald R. Chadwick, P.C., Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Ronald R. Chadwick, P.C., Certified Public Accountants
2006	$-0-	Ronald R. Chadwick, P.C., Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Ronald R. Chadwick, P.C., Certified Public Accountants
2006	$-0-	Ronald R. Chadwick, P.C., Certified Public Accountants

     (5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Aurora, Colorado, on this 27th day of August, 2007.

COBRA OIL & GAS COMPANY.

BY:	DOUG BERRY
Doug Berry, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and member of the Board
of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

DOUG BERRY		August 27, 2007
Doug Berry	President, Principal Executive Officer, Secretary,
Treasurer, Principal Financial Officer, Principal
Accounting Officer, and member of the Board of
Directors

JOHN HERZOG
John Herzog	Vice President and a member of the Board of	August 27, 2007
Director