Form 10QSB
period 2007-08-31
Cobra Oil & Gas CO
filed 2007-10-15
CIK 1350421

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52788

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of October 12, 2007, the Company had 6,004,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Interim Financial Statements
August 31, 2007
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	F-1

Interim Statement of Operations	F-2

Interim Statement of Cash Flows	F-3

Notes to the Interim Financial Statements	F-4

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	August 31,	May 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$68,995	$89,379
Total current assets	68,995	89,379

Property and equipment
Oil and gas properties, non producing, full cost method	11,871	11,871

Total Assets	$80,866	$101,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,719	$15,300
Due to related party	39,358	38,734
Total current liabilities	45,077	54,034

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
6,004,000 issued and outstanding	60	60
Additional paid-in capital	90,390	90,390
Donated capital	10,500	9,000
Deficit accumulated during the exploration stage	(65,161)	(52,234)

Total Stockholders' Equity	35,789	47,216

Total Liabilities and Stockholders' Equity	$80,866	$101,250

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
			November 18,
			2005 (Inception)
			Through
	Three Months Ended August 31,		August 31,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Bank charges	47	590	809
Accounting	4,110	3,610	14,850
Filing			650
Legal	4,818		17,571
Office expense	90	162	1,281
Rent	600	600	4,200
Transfer agent	1,828		16,828
Management services	900	900	6,300

Total expenses	12,393	5,862	62,489

Loss from operations	(12,393)	(5,862)	(62,489)

Other income (expense)
(Interest)	(534)	-	(2,672)

Income (loss) before provision for income taxes	(12,927)	(5,862)	(65,161)

Provision for income tax	-	-	-

Net income (loss)	$(12,927)	$(5,862)	$(65,161)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,004,000	5,000,000

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			November 18,
			2005 (Inception)
	Three Months Ended		Through
	August 31,		August 31,
2007		2006	2007

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(12,927)	(5,862)	(65,161)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	1,500	1,500	10,500
Changes in operating assets and liabilities
Amounts receivable		(180)	-
Accounts payable and accrued liabilities	(9,582)	(200)	5,718

Net cash provided by (used for)
operating activities	(21,009)	(4,742)	(48,943)

Cash Flows From Investing Activities:
Oil and gas properties		(360)	(11,871)

Cash Flows From Financing Activities:
Sale of common stock		-	90,450
Deferred offering costs		-	-
Increase in due to related party	625	701	39,359

Net cash provided by (used for)
financing activities	625	701	129,809

Net Increase (Decrease) in Cash	(20,384)	(4,401)	68,995

Cash at Beginning of Period	89,379	13,583	-

Cash at End of Period	$68,995	$9,182	$68,995

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cobra Oil & Gas Company (the “Company”), was incorporated in the State of Nevada on November 18, 2005. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

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

Income Tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Income (Loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

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

The capitalized costs of oil and gas properties in each cost center are amortized on a composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center’s reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Since the company has not produced any oil or gas, a provision for depletion has not been made.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements

The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

NOTE 2. OIL AND GAS PROPERTIES

During the period ended May 31, 2006, the Company entered into an “Assignment and Quit Claim of Oil and Gas Leases” agreement (the “Agreement”) with Mark Webster (the “Assignor”) whereby the assignor assigned 100% of assignor’s right title and interest in and to the leasehold estate in the oil and gas leases located in Adams county, Colorado for a cash payment of $23,000. According to the Agreement the assignor conveyed 100% of 8/8ths working interests with an 80.00% of 8/8ths net revenue interest to the Company with assignor reserving and retaining an overriding royalty interest equal to the difference between 80.00% of 8/8ths net revenue interest and any existing burdens, said overriding royalty interest in all oil, gas casing head gas and other hydrocarbon substances produced, saved and marketed under the terms of the leases or any extensions thereof. During the period ended May 31, 2006, the Company assigned 50% of its interest in the oil and gas leases for cash payments totaling $11,500 as follows:

DNR Oil & Gas Company – 25%; and
Colorado Oil & Gas, Inc. – 25%

NOTE 3. RELATED PARTY TRANSACTIONS

During the period ended August 31, 2007, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $600. The Company also recorded compensation expense of $300 per month ($900) for administrative and management services donated to the Company by an officer. During the three months ended August 31, 2006, the Company recorded rent expense of $600 and compensation expense of $900.

During the period ended August 31, 2007, the Company’s officer made no further advances to the Company under a loan payable. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at August 31, 2007, the Company had incurred interest expense under this loan of $3,145 (May 31, 2007 - $2,611). As at August 31, 2007, the officer advanced the Company other sums for working capital, with all loans, accrued interest and advances totaling $39,359.

NOTE 4. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at August 31, 2007 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Colorado, net                 $ 11,871

NOTE 5. GOING CONCERN

The Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. In addition, the Company hopes to generate revenues from finding and producing oil and gas on its lease properties.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and gas found on the property, assuming any oil or gas may be found. Our only other source of cash at this time is investments by others in our company. We must continue to raise cash to implement our project and stay in business.

     We have recently raised $100,400 which will allow us to drill our "Mike Prospect" located in North-Central Adams County, Colorado, approximately 40 miles Northwest of Denver. The Mike Prospect consists of three leases (east-half and west-half) covering all of section 24, 640 acres m/l,T1S,R62W, Adams County, Colorado and provides for an 80% net revenue interest. Cobra Oil & Gas Company owns 50% of a working interest in the Mike Prospect and DNR Oil & Gas Inc. and Colorado Oil & Gas Inc. each own a 25% working interest. We have entered into a Well Service and Operating Agreement with DNR to service and operate the exploration and drilling of the Mike Prospect and DNR has applied for drilling permits from the State of Colorado. DNR will be contacting drilling companies and negotiating for a drilling rig. Once a drilling rig has been secured and is on location, we will drill the Mike Prospect. One half of the cost of drilling will be paid by DNR Oil & Gas Inc. and Colorado Oil & Gas, Inc. If we find oil and gas, we will begin selling the oil and gas and proceed to raise additional capital to drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so until we complete exploration of our current three leases. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. Our success or failure will be determined by what we find under the ground.

     We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with the proceeds of our public offering. A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

     If we are unable to complete drilling of one well on the property, we will suspend operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

     In the event we complete our exploration program prior to the end of one year, and if we find oil and/or gas, we will spend the balance for the year creating a program to develop the property. If we do not find oil and/or gas on the property, we will attempt to locate a new property, raise additional money, and explore the new property.

Operations to Date

     On April 16, 2007, we completed our public offering by issuing 1,004,000 shares of common stock at an offering price of $0.10 per share, and raised $100,400. Upon completing our offering we entered into a Well Service and Operating Agreement with DNR Oil & Gas Inc. to service and operate the exploration and drilling of the Mike Prospect property. The agreement states that DNR Oil & Gas Inc. shall be given full authority to operate, maintain, repair, market and fulfill our government reporting requirements on our behalf. We have agreed to pay DNR four hundred dollars per month for their services.

Milestones

     The following are our milestones:

1.	DNR Oil & Gas Inc. will be contacting drilling companies and negotiating for a drilling rig, which we expect to have in place within 45- 200 days.

2.	Once a drilling rig has been secured and is on location we will drill the Mike Prospect. We expect this will be within 200-260 days. We will drill one or two wells on the property, each to a maximum depth of 6,000 feet. Drilling will cost approximately $23.50 per foot. One half of the cost of drilling will be paid by DNR Oil & Gas Inc. and Colorado Oil & Gas Inc. - Cost $70,500.

3.	After completing drilling within 260-365 days we will either begin production and raise additional capital to drill other wells or, if oil or gas is not found, we will target a new property and raise additional capital to explore the new property.

     The cost of the subcontractors is included in cost of drilling.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to cost increases in services.

     To become profitable and competitive, we must find oil and/or gas in sufficient quantities. We completed our public offering on April 12, 2007 by issuing 1,004,000 shares of common stock at $0.10 per share to 32 shareholders and raised $100,400.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations
From Inception on November 18, 2005 to August 31, 2007

     We will be drilling one or two wells on the property once a drilling rig has been secured and is on location.

     Since inception, Doug Berry, one of our officers and directors has paid all our expenses to acquire our oil and gas leases and and legal and accounting expenses. Net cash provided by Mr. Berry from inception on November 18, 2005 to August 31, 2007 is $35,625 in the form of a loan. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As at August 31, 2007, we incurred interest expense under this loan of $3,145 (May 31, 2006 - $1,004). As at August 31, 2007, Mr. Berry advanced us other sums for working capital, with all loans, accrued interest and advances totaling $39,359. Of the monies advanced by Mr. Berry will be repaid to him from revenues generated from the sale of oil and/or gas.

Liquidity and Capital Resources

     We have completed our public offering as of April 12, 2007 and to date have raised $100,400. We will use the money to drill the Mike Prospect and to pay for items set forth in the Use of Proceeds section of our prospectus. If we find oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property.

     As of this date, we have acquired three oil and gas leases, but have not generated any revenues from our business operations.

     We issued 5,000,000 shares of common stock on November 30, 2005, pursuant to Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50.00 in cash. On April 12, 2007, we issued 1,004,000 shares of common stock under a Form SB-2 offering at $0.10 per share for total proceeds of $100,400.

     As of August 31, 2007, our total current assets were $68,995 and our total current liabilities were $45,077.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 9, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136017, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On April 16, 2007, we completed our public offering by issuing 1,004,000 shares of common stock at an offering price of $0.10 per share, and raised $100,400. We have not spent any of the proceeds as of the date hereof.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

10.1	Well Service and Operating Agreement between Cobra Oil & Gas Company and DNR
Oil & Gas, Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2007.

COBRA OIL & GAS COMPANY

BY:	DOUG BERRY
Doug Berry, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and member of the
Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Well Service and Operating Agreement between Cobra Oil & Gas Company and DNR
Oil & Gas, Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).