Form 10QSB
period 2007-11-30
Cobra Oil & Gas CO
filed 2008-01-07
CIK 1350421

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52788

COBRA OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

17790 E. Purdue Place
Aurora, Colorado 80013
(Address of principal executive offices, including zip code.)

(303) 618-2855
(Registrant's telephone number, including area code)

The Company is a Shell company:   Yes [X]    No  [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No  [  ]

As of December 20, 2007, the Company had 6,004,000 shares of common stock outstanding.

==================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Interim Financial Statements
November 30, 2007
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	F-1

Interim Statement of Operations	F-2

Interim Statement of Cash Flows	F-3

Notes to the Interim Financial Statements	F-4

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	November 30,	May 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$60,542	$89,379
Total current assets	60,542	89,379

Property and equipment
Oil and gas properties, non producing, full cost method	11,871	11,871

Total Assets	$72,413	$101,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,068	$15,300
Due to related party	35,625	38,734
Total current liabilities	40,693	54,034

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
6,004,000 issued and outstanding	60	60
Additional paid-in capital	90,390	90,390
Donated capital	12,000	9,000
Deficit accumulated during the exploration stage	(70,730)	(52,234)

Total Stockholders' Equity	31,720	47,216

Total Liabilities and Stockholders' Equity	$72,413	$101,250

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

					November 18,
					2005 (Inception)
					Through
	Three Months Ended November 30,		Six-Months Ended November 30,		November 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Bank charges	30	556	76	1,146	838
Accounting	2,050	2,060	6,160	5,670	16,900
Filing	175		175	-	825
Legal	1,080	978	5,898	978	18,651
Office expense		405	90	567	1,281
Rent	600	600	1,200	1,200	4,800
Transfer agent	200		2,028		17,028
Management services	900	900	1,800	1,800	7,200

Total expenses	5,035	5,499	17,427	11,361	67,523

Loss from operations	(5,035)	(5,499)	(17,427)	(11,361)	(67,523)

Other income (expense)
Interest	(534)	-	(1,069)		(3,207)

Income (loss) before provision for income taxes	(5,569)	(5,499)	(18,496)	(11,361)	(70,730)

Provision for income tax	-	-			-

Net income (loss)	$(5,569)	$(5,499)	$(18,496)	$(11,361)	$(70,730)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,004,000	5,000,000	6,004,000	5,000,000

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

			November 18,
			2005 (Inception)
	Six-Months Ended		Through
	November 30,		November 30,
	2007	2006	2007

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(18,496)	(11,361)	(70,730)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	3,000	3,000	12,000
Changes in operating assets and liabilities
Amounts receivable		-	-
Accounts payable and accrued liabilities	(10,232)	139	5,068

Net cash provided by (used for)
operating activities	(25,728)	(8,222)	(53,662)

Cash Flows From Investing Activities:
Oil and gas properties		(360)	(11,871)

Cash Flows From Financing Activities:
Sale of common stock		-	90,450
Deferred offering costs		-	-
Increase in due to related party	(3,109)	1,329	35,625

Net cash provided by (used for)
financing activities	(3,109)	1,329	126,075

Net Increase (Decrease) in Cash	(28,837)	(7,253)	60,542

Cash at Beginning of Period	89,379	13,583	-

Cash at End of Period	$60,542	$6,330	$60,542

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
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

DNR Oil & Gas Company – 25%; and
Colorado Oil & Gas, Inc. – 25%

NOTE 3. RELATED PARTY TRANSACTIONS

During the period ended May 31, 2006, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,200. The Company also recorded compensation expense of $300 per month ($1,800) for administrative and management services donated to the Company by an officer. During the three months ended November 30, 2006, the Company recorded rent expense of $600 and compensation expense of $900.

During the period ended May 31, 2006, the Company’s officer advanced $35,625 to the Company under a loan payable. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As of November 30, 2007, the Company had incurred interest expense under this loan of $3,680 (May 31, 2007 - $2,611). As at November 30, 2007, the officer advanced the Company other sums for working capital, with all loans, accrued interest and advances totaling $39,893.

NOTE 4. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at November 30, 2006 relating to the Company’s oil and gas activities are as follows:

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this prospectus. These forward looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage company is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

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

     We raised $100,400, which will allow us to drill our “Mike Prospect” located in North-Central Adams County, Colorado, approximately 40 miles Northwest of Denver. The Mike Prospect consists of two leases (east-half and west-half) covering all of section 24, 640 acres m/1,T1S, R62W, Adams County, Colorado and provides for an 80% net revenue interest. Cobra Oil & Gas Company owns 50% of a working interest in the Mike Prospect and DNR Oil & Gas Inc. and Colorado Oil & Gas Inc. each own a 25% working interest. We have entered into a Well Service and Operating Agreement with DNR to service and operate the exploration and drilling of the Mike Prospect and DNR has applied for drilling permits from the State of Colorado. DNR will be contacting drilling companies and negotiating for a drilling rig, once a drilling rig has been secured and is on location we will drill the Mike Prospect. One half of the cost of drilling will be paid by DNR Oil & Gas Inc. and Colorado Oil & Gas, Inc. If we find oil and gas, we will begin selling the oil and gas and proceed to raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. Our success or failure will be determined by what we find under the ground.

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

     If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have plans to do anything.

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

Operations to Date

     We have completed our public offering by raising $100,400, and have entered into a Well Service and Operating Agreement with DNR Oil & Gas Inc. to service and operate the exploration and drilling of the Mike Prospect.

     We have received a drilling permit from the State of Colorado.

Milestones

        The following are our milestones:

1.	DNR Oil & Gas Inc. will be contacting drilling companies and negotiating for a drilling rig, which we expect to have in place within 30-90 days.

2.

Once a drilling rig has been secured and is on location we will drill the Mike Prospect, which we expect will be within 90-120 days. We will drill one or two wells on the property, each to a maximum depth of 6,000 feet. Drilling will cost approximately $23.50 per foot. One half of the cost of drilling will be paid by DNR Oil & Gas Inc. and Colorado Oil & Gas Inc. – Cost $70,500.

3.

After completing drilling within 120-365 days we will either begin production and raise additional capital to drill other wells on the property or if oil and/or gas is not found, target a new property and raise additional capital to explore the new property.

The cost of the subcontractors is included in cost of drilling.

Limited Operating History: Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

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

Results of Operations
From Inception on November 18, 2005 to November 30, 2007

     We will be drilling one or two wells on the property once a drilling rig has been secured as is on location.

     Since inception, Doug Berry, one of our officers and directors, has paid all our expenses to acquire our oil and gas leases for legal and accounting expenses. Net cash provided by Mr. Berry from inception on November 18, 2005 to November 30, 2007, is $35,625 to us in the form of a loan. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As of November 30, 2007, we incurred interest expense under this loan of $3,680 (May 31, 2007 - $2,611). As of November 30, 2007, Mr. Berry advanced us other sums for working capital, with all loans, accrued interest and advances totaling $39,893. Monies advanced by Mr. Berry will be repaid to him from revenues generated from the sale of oil and/or gas.

Liquidity and Capital Resources

     We have completed our public offering as of April 12, 2007 and raised $100,400. We will use the money to drill the Mike Prospect and to pay for items set forth in the Use of Proceeds section. If we find oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property. To do so, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

     As of November 30, 2007, our total current assets were $60,542 and our total current liabilities were $40,693.

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

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 9, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136017, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On April 12, 2007, we completed our public offering by issuing 1,004,000 shares of common stock at an offering price of $0.10 per share, and raised $100,400. Since public offering we have used the proceeds as follows:

Legal Fees	$18,478.20
Stock Transfer and Company Fees	$17,623.00
Accounting Fees	$8,260.00
Bank Fees	$68.90
TOTAL	$44,430.10

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of January, 2008.

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