Form 10QSB
period 2008-02-29
Cobra Oil & Gas CO
filed 2008-04-14
CIK 1350421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 000-52782

COBRA OIL & GAS COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Uptown Center, 2100 West Loop South, Suite 400 Houston, Texas 770027
(Address of principal executive offices)

(832) 476-8941
(Registrant’s telephone number, including area code)
17790 E. Purchase Place Aurora, CO 80013
(Former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of April 9, 2008, there were 6,004,000 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COBRA OIL & GAS COMPANY
FEBRUARY 29, 2008 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as at February 29, 2008 and May 31, 2007 (audited)	5

Statements of Operations for the three and nine months
ended February 29, 2008 and February 28, 2007 and the period from
November 18, 2006 (inception) through February 29, 2008	6

Statements of Cash Flows for the nine months ended
February 29, 2008 and February 28, 2007 and the period from
November 18, 2006 (inception) through February 29, 2008	7

Notes to Financial Statements	8

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	February 29,	May 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$4,212	$89,379
Total current assets	4,212	89,379

Property and equipment
Oil and gas properties, non producing, full cost method	140,156	11,871

Total Assets	$144,368	$101,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,305	$15,300
Due to related party	110,625	38,734
Total current liabilities	116,930	54,034

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
6,004,000 issued and outstanding	60	60
Additional paid-in capital	90,390	90,390
Donated capital	13,500	9,000
Deficit accumulated during the exploration stage	(76,512)	(52,234)

Total Stockholders' Equity	27,438	47,216

Total Liabilities and Stockholders' Equity	$144,368	$101,250

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

					November 18, 2005 (Inception)
	Three Months Ended February 29,		Nine Months Ended February 29,		Through February 29,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$-
Expenses
Bank charges	25	553	101	1,699	863
Accounting	2,050	2,070	8,210	7,740	18,950
Filing	-	525	175	525	825
Legal	670	1,064	6,568	2,042	19,321
Office expense	236	134	326	701	1,517
Rent	600	600	1,800	1,800	5,400
Transfer agent	300		2,328		17,328
Management services	900	900	2,700	2,700	8,100

Total expenses	4,781	5,846	22,208	17,207	72,304

Loss from operations	(4,781)	(5,846)	(22,208)	(17,207)	(72,304)

Other income (expense)
Interest	(1,001)	-	(2,070)		(4,208)

Income (loss) before provision for income taxes	(5,782)	(5,846)	(24,278)	(17,207)	(76,512)

Provision for income tax	-	-			-

Net income (loss)	$(5,782)	(5,846)	$(24,278)	$(17,207)	(76,512)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,004,000	5,000,000	6,004,000	5,000,000

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine-Months Ended February 29,		November 18, 2005 (Inception) Through February 29,
	2008	2007	2008
Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(24,278)	(17,207)	(76,512)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	4,500	4,500	13,500
Changes in operating assets and liabilities
Amounts receivable		-	-
Accounts payable and accrued liabilities	(8,995)	589	6,305

Net cash provided by (used for)
operating activities	(28,773)	(12,118)	(56,707)

Cash Flows From Investing Activities:
Oil and gas properties	(128,285)	(360)	(140,156)

Cash Flows From Financing Activities:
Sale of common stock		-	90,450
Deferred offering costs		-	-
Increase in due to related party	71,891	1,916	110,625

Net cash provided by (used for)
financing activities	71,891	1,916	201,075

Net Increase (Decrease) in Cash	(85,167)	(10,562)	4,212

Cash at Beginning of Period	89,379	13,583	-

Cash at End of Period	$4,212	$3,021 $	4,212

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 29, 2008
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

Exploration Stage

The Company is currently in the exploration stage. During the current quarter the Company participated with DNR Oil & Gas in the drilling of the Linnebur Farms #11a-24. After the end of the quarter it was determined that the well would not produce in commercially viable quantities.

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

In May, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

DNR Oil & Gas Company - 25%; and

Colorado Oil & Gas, Inc. - 25%

NOTE 3. RELATED PARTY TRANSACTIONS

During the period ended February 29, 2008, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,800. The Company also recorded compensation expense of $300 per month ($2,700) for administrative and management services donated to the Company by an officer. During the three months ended February 29, 2008, the Company recorded rent expense of $600 and compensation expense of $900.
During the period ended February 29, 2008, the Company’s officer advanced $75,000 to the Company under a loan payable. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As of February 29, 2008, the Company had incurred interest expense under this loan of $4,208 (May 31, 2007 - $2,611). As at February 29, 2008, the officer advanced the Company other sums for working capital, with all loans, accrued interest and advances totaling $116,930.

NOTE 4. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at November 30, 2008 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Colorado, net	$11,871
Non-producing well in Adams County CO	$128,285.

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

ITEM 2. PLAN OF OPERATION

We are a start-up, exploration stage oil and gas corporation and we have not as yet generated or realized any revenues from our business operations. An exploration stage company is one engaged in the search for oil and gas reserves which are not in either the development or production stage. As discussed below, in January/February 2008 we participated in the drilling of a well in Adams County, Colorado (the “Linnebur Farms #11a-24) which proved to be incapable of producing oil and/or gas in commercial quantities. Our other oil and gas leases which expire in July and August 2008, are adjacent to the lease for the failed well and as such, we have abandoned plans to drill on the Mike Prospect thereon.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than through the sale of oil and gas found on our property, if any. Our only other source of cash at this time is investments by others in our company. We must continue to raise cash to implement our business plan and stay in business.

Our share of drilling costs related to the Linnebur Farms #11a-24 was $128,285. We anticipate having to pay additional costs related thereto of approximately $15,000.

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including, but not limited to, our limited capital resources, our ability to fund, acquire, market and produce new properties, the availability and cost of materials and equipment, and oil and gas price volatility.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Presently, our staff consists of our sole executive officer. We expect to expand our staff as circumstances require.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the period covered by this Report.

ITEM 5. OTHER INFORMATION

In February 2008 we completed drilling on the Linnebur Farms #11a-24. We have determined to abandon the prospect as we did not discover oil and gas in commercial quantities.

On January 22, 2008 we received a $75,000 loan from one of our executive officers. The loan is unsecured, payable on demand and bears interest at the rate of 6% per annum. As at February 29, 2008 we owe such executive officer an aggregate of $116,130 in principal and interest from this and other loans.

Effective March 21, 2008 Doug Berry resigned his positions as our president, principal executive officer, treasurer, and principal financial officer and John Herzog resigned his position as our vice president and as a director. Their resignations were not the result of any disagreements with us or any matters related to our operations, policies or practices.

Effective March 21, 2008 we appointed Massimiliano Pozzoni to fill the positions vacated by Mr. Berry and as a director.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA OIL AND GAS COMPANY

Dated: April 10, 2008	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni President, Chief Executive and
Accounting Officer