Form 10KSB
period 2008-05-31
Cobra Oil & Gas CO
filed 2008-08-15
CIK 1350421

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number 000-52782

COBRA OIL & GAS COMPANY

(Exact name of small business issuer as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Uptown Center 2100 West Loop South Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(832) 476-8941

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of August 8, 2008 there were 36,140,000 issued and outstanding shares of our common stock, $0.00001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on August 8, 2008 was approximately $9,035,000 based on the closing bid price of our common stock on August 8, 2008, which was $0.25 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 71,140,000 shares of common stock, $0.00001 par value, as of August 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Description of Business - Risk Factors” and “Plan of Operation.” You should carefully review the risks described in this annual report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	The risks associated with oil and gas exploration;
•	Our ability to raise capital to fund capital expenditures;
•	Our ability to find, acquire, market, develop and produce new properties;
•	Oil and gas price volatility;
•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
•	Operating hazards attendant to the natural gas and oil business;
•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	Availability and cost of materials and equipment;
•	Delays in anticipated start-up dates;
•	Actions or inactions of third-party operators of our properties;
•	Our ability to find and retain skilled personnel;
•	Regulatory developments;
•	Environmental risks; and
•	General economic conditions.

All references in this Form 10-KSB to the “Company,” “Cobra,” “we,” “us” or “our” are to Cobra Oil and Gas Company. All references to share amounts in this Form 10-KSB give retroactive effect to a 35:1 forward stock split that was effected by the Company on May 8, 2008.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on November 18, 2005. We were formed to purchase, operate and develop oil and gas properties. We are in the exploration stage, have no developed reserves or production, and have not realized any revenues from our operations. In __________ we participated in the drilling of the Mike Prospect located in North Central Adams County, Colorado. Following drilling, it was determined that the well could not produce in commercially viable quantities. We owned a 50% working interest in the Mike Prospect.

On May 22, 2008 we entered into a Memorandum of Intent with Coastal Petroleum Company (“Coastal”) which outlined the terms and conditions under which Coastal was willing to enter into a formal agreement with us on certain oil and gas leases owned by Coastal in Valley Creek, Montana. The leases involve approximately 82,800 net acres. Under the leases, Coastal has a 100% working interest with between 75.5% to 80.5% net revenue interests. Pursuant to the Memorandum of Intent, on May 23, 2008 we paid Coastal $180,000 in exchange for a two year option to purchase a 50% interest in the leases for $1,000,000. Prior to exercising the purchase option, we have the right to drill a well at our expense on the leases and earn a 50% working interest in the spacing unit if the well is a producer and we make full payment for the 50% working interest. We have no obligation however, to drill any well on the leases before we exercise our right to purchase the 50% interest in the leases from Coastal. On June 10, 2008 we entered into a formal agreement with Coastal with respect to the foregoing.

On June 16, 2008 we entered into an Assignment of Farmout Agreement with West Canyon Energy Corp. (aka PetroSouth Energy Corp.). Thereunder, we are assignee of a 25% interest in and to a Farmout Agreement dated February 1, 2008 by and between Transco Oil & Gas, Inc. as Farmor and West Canyon Energy Corp. respecting the North Semitropic Prospect (the “Prospect”) in Kern County, California. We paid $34,000 for the assignment and are responsible for the payment of our proportionate share of drilling and testing costs on the Prospect. On or about June 12, 2008 we paid Transco Oil & Gas, Inc. $100,347.50 representing the balance due by us on our share of the prospect acquisition. Any failure on our part to meet cash calls required by the Farmout Agreement will result in a loss of our interest in the Farmout Agreement and the Prospect.

Principal Products and Services

We are in the exploration stage and do not currently offer any products or services for sale. If, after exploration and drilling, we determine that there are commercial quantities of oil and natural gas on our properties, we plan to produce the oil and natural gas and sell it at the wellhead.

We need to raise a significant amount of capital to pay for our planned exploration and development activities. If we cannot raise the capital we require or find partners that can fund our required expenditures, we will not be able to drill and our business will fail. Even assuming that we obtain the financing we require, if we do not discover and produce commercial quantities of oil and natural gas, we will not have any products or services to offer and our business could fail.

Competitive Business Conditions

The oil and natural gas industry is highly competitive. We compete with private and public companies in all facets of the oil and natural gas business. Numerous independent oil and gas companies, oil and gas syndicators, and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products worldwide. Most of our competitors have longer operating histories and substantially greater financial and other resources than we do.

Competitive conditions may be affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended May 31, 2008 and May 31, 2007 we made no expenditures on research and development.

Employees

As of August 8, 2008 our only employee is our sole executive officer.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-KSB, you should carefully consider the following risk factors when evaluating us. The trading price of our shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of our shares may decrease, resulting in a loss. The risk factors listed below are not all inclusive.

Risks Related To Our Business

We are an exploration stage company with no revenues and a limited operating history in the oil and gas business. Accordingly, you will have little basis upon which to evaluate our ability to achieve our business objectives.

We are an exploration stage company and have minimal oil and gas operations. We have yet to generate any revenues and the July 30, 2008 Audit Report accompanying our audited financials included with this Report contains a qualification as to our ability to continue as a going concern in light of our recurring losses from operations. As an oil and gas exploration and development company with a limited operating history, properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire oil and gas businesses and properties, to discover reserves, to participate in extraction opportunities, and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to acquire and develop oil and gas reserves and to market production may impair our business.

The oil and gas industry is highly competitive. Other oil and gas companies may seek to acquire property leases and other properties and services that we also seek to acquire. This competition has become increasingly intense as the price of oil and gas on the commodities markets has risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees, and may conduct their own refining and petroleum marketing operations. The breadth and scope of these companies may provide them with a competitive advantage over us. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

The natural resource industry is highly competitive in all aspects, including the distribution and marketing of petroleum products. The oil and gas industry competes with other industries in the supply of energy, fuel, and related products to consumers. Development of new projects or expansion of existing operations could materially increase the supply of oil and gas in the marketplace. Depending upon the levels of future demand, increased supplies could negatively impact the prices obtained for oil and gas.

We may be unable to obtain additional capital that we will require to implement our business plan which would restrict our ability to grow.

We have a limited amount of working capital that will not be sufficient to fully fund our planned operations including participation in an increasing number of development and exploration projects. We will require additional capital to continue to operate our business and to expand our operations. We may be unable to obtain the additional capital required.

Future acquisitions, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance and accounting expenses) will require a substantial amount of additional capital and cash flow. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a relatively new enterprise without a demonstrated operating history, the location of our oil and gas properties, the price of oil and gas on the commodities markets (which will impact the amount of asset-based financing available to us), or the retention or loss of key management. Further, if oil and gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to curtail or cease our operations. Further, we may be forced to sell certain of our assets in an untimely fashion or on less than favorable terms.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively expand operations or manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team that we intend to expand in conjunction with our planned operations and growth. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business. We presently do not maintain “key man” life insurance on any member of our management team.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Risks Related To Our Industry

Losses and liabilities arising from uninsured or under-insured hazards could have a material adverse effect on our business.

Our proposed operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons such as fires, explosions and gaseous leaks, and migration of harmful substances, blowouts and oil spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. It cannot be assured that our insurance will be sufficient to cover any such casualty occurrences or disruptions. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Amendments to current laws and regulations governing our operations could have a material adverse impact on our business.

Our business will be subject to substantial regulation under local and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation and transportation of oil, gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the oil and gas industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete, or abandonment of properties.

Permits, leases, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

Estimates of oil reserves that we make may be inaccurate, which could have a material adverse effect on us.

There are numerous uncertainties inherent in estimating quantities of oil and gas resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of oil and gas will be realized. In general, estimates of recoverable oil and gas resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable quantities of oil and gas, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Abandonment and reclamation costs are unknown and may be substantial.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

Our inability to obtain necessary facilities could hamper our operations.

Oil and gas extraction and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our cost of doing business. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Prices and markets for oil are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Our revenues and earnings, if any, will be highly sensitive to the price of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the U.S. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war or the threat of war in oil and gas producing regions, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for oil and gas could have a material adverse effect on us.

Increases in our operating expenses will impact our operating results and financial condition.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and gas that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, our results of operations may be adversely affected. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We also may be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We also could be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental risks may adversely affect our business.

Oil and gas extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Challenges to title to our properties may impact our financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

Risks Related To Our Common Stock

There has been a limited trading market for our common stock that may impair your ability to sell your shares.

There has been a limited trading market for our common stock since our inception. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other assets or companies by using common stock as consideration.

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “CGCA.OB.” As indicated above, our common stock is not actively traded. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock, and would likely reduce the market price of the common stock and hamper our ability to raise additional capital.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
Dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel, and in connection with future strategic partnerships with other companies;

•	Announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

•	Fluctuations in revenue from our oil and gas business as new reserves come to market;

•	Changes in the market for oil and gas commodities and/or in the capital markets generally;

•	Changes in the demand for oil and gas, including changes resulting from the introduction or expansion of alternative fuels;

•	Quarterly variations in our revenues and operating expenses;

•	Changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	Changes in analysts’ estimates affecting us, our competitors and/or our industry;

•	Changes in the accounting methods used in or otherwise affecting our industry;

•	Additions and departures of key personnel;

•	Announcements of technological innovations or new products available to the oil and gas industry;

•	Announcements by relevant governments pertaining to incentives for alternative energy development programs; and

•	Fluctuations in interest rates and the availability of capital in the capital markets.

These and other factors are largely beyond our control, and the impact of these risks, individually or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil and gas reserves that we are able to develop, expenses that we incur, the price of oil and gas in the commodities markets, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC rules governing the trading of “penny stocks” will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 2100 West Look South, Suite 900, Houston, TX 77027 and cover an area of approximately 350 square feet. We utilize these offices pursuant to a lease that commenced on May 13,2 008 and continue through May 21, 2009 unless extended by mutual agreement of us and the landlord. Thereunder we pay base rent of $2,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “CGCA.OB” since July 20, 2007. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices indicated give retroactive effect to a 35:1 forward stock split in the form of a stock dividend effectuated on May 8, 2008.

Quarter Ended	High Bid	Low Bid

May 31, 2008	$0.25	$0.007
February 29, 2008	$0.007	$0.007
November 30, 2007	$0.007	$0.007
August 31, 2007	$0.007	$0.007

Holders

As of August 8, 2008 there were approximately 39 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

On May 22, 2008 we sold 1,000,000 units to a single subscriber at a price of $0.25 per unit or an aggregate of $250,000. Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a price of $0.40 per share, subject to adjustment, for a period of three years from issuance. The units were sold in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 6. PLAN OF OPERATION

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Montana and California. We had minimal operations and generated no revenues during the fiscal year ended May 31, 2008. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated July 30, 2008, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We have an accumulated deficit of $244,057 as of May 31, 2008. Out continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

In May 2008 we acquired a two year option to purchase a 50% interest in certain oil and gas leases in Valley Creek, Montana. We have the right but not the obligation to drill a well on the lands covered by these leases prior to exercising the purchase option and earn a 50% working interest therein. In June 2008 we obtained a 25% interest under a Farmout Agreement with respect to the North Semitropic Prospect in Kern County, California

Our current business plan strategy is to develop these properties and any other prospects that we may acquire interests in. We intend to fund any additional lease acquisitions and any seismic costs needed to further define the prospects from additional financing. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

Subject to receipt of necessary financing, we plan to spend approximately $3.5 million in the next 12 months on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling.

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, officer’s salaries, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $70,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

Oil and gas exploration required significant outlays of capital and in many situations may offer a limited probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface data, and, to the extent possible, managing dry-hole and financial risks.

We intend to rely on synergistic partnering with sophisticated industry partners. The ideal partner would tend to be a regionally focused independent which has a large seismic database, a solid grasp on the play’s history, and a lead in understanding technology to exploit the play. However, there is no assurance that we will be able to successfully negotiate any such partnering agreement or raise the necessary financing to invest in such a venture, or that any such venture will yield us any revenues or profits.

We will face competition from firms that are well-established, successful, better capitalized and, in many instances, willing to pay more for properties than what we might consider prudent. Thus, our success will depend on the execution of our business model to

•	identify available transactions
•	quickly evaluate which transactions are most promising; and
•	negotiate a creative transaction structure.

Presently we have one full-time employee consisting of Massimiliano Pozzoni, our President and Chief Executive and Financial Officer. We do not expect significant changes in the number of employees during the next twelve months.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

ITEM 7.  FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cobra Oil and Gas Company
Aurora, Colorado

I have audited the accompanying balance sheets of Cobra Oil and Gas Company, an exploration stage company, as of May 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobra Oil and Gas Company as of May 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
July 30, 2008	RONALD R. CHADWICK, P.C.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	May 31,
	2008	2007

ASSETS

Current assets
Cash	$49,644	$89,379
Total current assets	49,644	89,379

Property and equipment
Oil and gas properties, non producing, full cost method	180,000	11,871

Total Assets	$229,644	$101,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,781	$15,300
Due to related party	116,966	38,734
Total current liabilities	119,747	54,034

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized; 71,140,000 (2008) and 210,140,000 (2007) issued and outstanding	711	2,101
Additional paid-in capital	339,739	88,349
Donated capital	13,500	9,000
Deficit accumulated during the exploration stage	(244,053)	(52,234)

Total Stockholders' Equity	109,897	47,216

Total Liabilities and Stockholders' Equity	$229,644	$101,250

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			November 18,
			2005 (Inception)
			Through
	Year Ended May 31,		May 31,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Advertising	1,495	-	1,495
Accounting	9,860		20,600
Bank charges	159	10,040	3,059
Exploration costs	141,756		141,756
Filing	175	525	825
Legal	16,448	12,753	29,201
Office expense	1,563	762	2,754
Rent	7,035	2,400	10,635
Transfer agent	4,399	15,000	19,399
Travel	2,500		2,500
Management services	2,700	3,600	8,100

Total expenses	188,090	45,080	240,324

Loss from operations	(188,090)	(45,080)	(240,324)

Other income (expense)
Interest	(3,729)	(2,280)	(3,729)

Income (loss) before provision for income taxes	(191,819)	(47,360)	(244,053)

Provision for income tax			-

Net income (loss)	$(191,819)	$(47,360)	$(244,053)

Net income (loss) per share

(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	192,951,475	179,717,440

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

					Deficit
					Accum.
			Additional		During the	Stock
	Common Stock (1)		Paid-in	Donated	Exploration	holders'
	Shares	Amount	Capital	Capital	Stage	Equity

Balances at November 18, 2005	-	$-	$-	$-	$-	$-

November 30, 2005. 5,000,000 shares of common stock issued for cash of $5,000 to a founder, for $0.00001 per share	175,000,000	1,750	(1,700)			50

Donated services and rent				3,000		3,000
Gain (loss) for the period from November 18, 2005 (Inception) through May 31, 2006					(4,874)	(4,874)

Balances at May 31, 2006	175,000,000	1,750	(1,700)	3,000	(4,874)	(1,824)

April 12, 2007, 1,004,000 shares of common stock issued for cash at $0.10 per share	35,140,000	351	90,049			90,400
Donated services and rent				6,000		6,000
Gain (loss) for the year					(47,360)	(47,360)

Balances at May 31, 2007	210,140,000	2,101	88,349	9,000	(52,234)	47,216

April 16, 2008, 4,000,000 shares were returned by M. Pozzoni for cancellation	(140,000,000)	(1,400)	1,400			-

May 22, 2008, 1,000,000 units consisting of 1 share and 1 warrant exercisable at $0.40 issued for cash at $0.25 per unit	1,000,000	10	249,990			250,000

Donated services and rent				4,500		4,500
Gain (loss) for the period					(191,819)	(191,819)

Balances at May 31, 2008	71,140,000	$711	$339,739	$13,500	$(244,053)	$109,897

(1) As retroactively restated for a 35 for 1 forward stock split in April 2008.

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			November 18,
			2005 (Inception)
	Year Ended		Through
	May 31,		May 31,
	2008	2007	2008

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(191,819)	(47,360)	(244,053)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services	4,500	6,000	13,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(12,519)	14,600	15,300
Exploration costs - lease write offs	11,871

Net cash provided by (used for) operating activities	(187,967)	(26,760)	(215,253)

Cash Flows From Investing Activities:
Oil and gas properties	(180,000)	(360)	(191,871)

Cash Flows From Financing Activities:
Sale of common stock	250,000	90,400	340,450
Deferred offering costs		10,000	-
Increase in due to related party	78,232	2,516	116,966

Net cash provided by (used for) financing activities	328,232	102,916	457,416

Net Increase (Decrease) in Cash	(39,735)	75,796	50,292

Cash at Beginning of Period	89,379	13,583	-

Cash at End of Period	$49,644	$89,379	$50,292

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

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

Exploration Stage

The Company is currently in the exploration stage. During the current year the Company participated with DNR Oil & Gas in the drilling of the Linnebur Farms #11a-24.After the end of the year it was determined that the well would not produce in commercially viable quantities.

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

NOTE 2. OIL AND GAS PROPERTIES

The Company expensed $11,871 in Colorado leases to exploration costs in fiscal year 2008.

During the period ended May 31, 2008 the Company entered into a “Memorandum of Intent” with Costal Petroleum Company which outlines the terms and conditions under which Costal is willing to enter into a formal agreement with the Company on certain oil and gas leases owned by Costal in Valley Creek, Montana. The leases involve approximately 82,800 net acres. Under the leases, Costal has a 100% working interest with between 75.5% to 80.5% net revenue interests. Pursuant to the Memorandum of Intent, on May 23, 2008 we paid Costal $180,000 in exchange for a two year option to purchase a 50% interest in the leases for $1,000,000.

Prior to exercising the purchase option, we have the right to drill a well at our expense on the leases and earn a 50% working interest in the spacing unit if the well is a producer and we make full payment for the 50% working interest. We have no obligation however, to drill any well on the leases before we exercise our right to purchase the 50% interest in the leases from Costal.

NOTE 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2008, the Company recorded rent expense of $200 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,800. The Company also recorded compensation expense of $300 per month ($2,700) for administrative and management services donated to the Company by an officer.

On January 21, 2008 an officer of the Company advanced $75,000 to the Company as a loan payable, which when combined with previous loans resulted in an outstanding loan principal balance of $110, 625. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As of May 31, 2008, the Company had incurred interest payable under this loan of $6,341, with interest expense in 2008 of $3,729. As of May 31, 2008, the total amount due to the officer in principal and interest was $116,965.

On March 21, 2008 Mr. Massimiliano Pozzoni purchased 5,000,000 shares of common stock of the Company from an officer of the Company for $500,000. Following the purchase, Mr. Pozzoni owned 5,000,000 of the total of 6,004,000 shares outstanding. This represents approximately 83.28% of the outstanding common shares.

On April 16, 2008 Mr. Pozzoni returned 4,000,000 of the 5,000,000 shares in the Company for cancellation.

NOTE 4. LEASE

In May 2008 the Company entered into a one year office lease at a rate of $2,000 per month plus costs. Initial expenses recorded under this lease in 2008 were $4,890. The minimum required future payments under the lease for fiscal year end 2009 are approximately $24,000.

NOTE 5. WARRANTS

In May 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. At May 31, 2008 none of the warrants had been exercised, leaving a yearend balance of 1,000,000 warrants. The entire value of the units of $250,000 was assigned to the common stock, and none to the warrants as the exercise price of $.40 per share exceeded any bid for the Company’s stock at the date of issuance.

NOTE 6. INCOME TAX

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

At May 31, 2007 and 2008 the Company had net operating loss carryforwards of approximately $43,000 and $230,000 which begin to expire in 2026. The deferred tax asset of approximately $14,000 and $65,000 in 2007 and 2008 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $13,820 and $51,086.

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

NOTE 8. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at May 31, 2008 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Montana, net	$180,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.(T) CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Cobra Oil and Gas Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our senior management, consisting of Massimiliano Pozzoni, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of August 11, 2008, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Massimiliano Pozzoni	President, Secretary, Treasurer, CEO, CFO, and Director	32	March 21, 2008

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Massimiliano Pozzoni

From March 21, 2008 to the present, Mr. Pozzoni has served as a Director and as our President and Chief Executive and Financial Officer. Mr. Pozzoni has served as an executive officer and a Director of True North Energy Corp. (“True North”), a public US oil and gas company since January 27, 2006. Mr. Pozzoni served as the sole executive officer of True North from January 27, 2006 until June 1, 2006. From June 1, 2006 to the present, Mr. Pozzoni has served as the Secretary, Treasurer, and Chief Financial and Accounting Officer of True North. From March 2004 until January 18, 2007 Mr. Pozzoni served as an executive officer and Director of Falcon Natural Gas Corp., a U.S. public company engaged in oil and gas operations. From November 2003 to June 1, 2005, Mr. Pozzoni served as the Chief Executive Officer and Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a public reporting company. From September 2001 to July 2003, Mr. Pozzoni attended London Business School on a full-time basis. From June 2002 to August 2002, Mr. Pozzoni was employed as a Summer Associate at Lehman Brothers Inc. From June 1998 to June 2001, Mr. Pozzoni worked as an engineer at Schlumberger Oilfield Services. Mr. Pozzoni received a Bachelor degree in International Business in 1998 from the University of Kansas and an MBA degree from the London Business School in 2003.

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Massimiliano Pozzoni, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report except that Massimiliano Pozzoni filed a Form 4 on a late basis.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Cobra Oil & Gas Company at Uptown Center, 2100 West Loop South, Houston, TX 77002.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended May 31, 2008 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2008; (i) all individuals that served as our chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended May 31, 2008 that received annual compensation during the fiscal year ended May 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Massimiliano Pozzoni(1),	2008	0	0	0	0	0	0	0	0
Chief Executive and	2007	0	0	0	0	0	0	0	0
Financial Officer

Doug Berry(2),	2008	0	0	0	0	0	0	0	0
Chief Executive and	2007	0	0	0	0	0	0	0	0
Financial Officer

(1)	Effective March 21, 2008 Massimiliano Pozzoni was appointed as our President, Treasurer, Secretary, and Principal Executive and Financial Officer.

(2)	Effective March 21, 2008 Dough Berry resigned his position as our President, Treasurer, and Principal Executive and Financial Officer.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

On June 5, 2008 we entered into an Executive Employment Agreement (the “Agreement”) with Massimiliano Pozzoni to serve as our President. The Agreement has a one year term and is renewable by mutual written agreement. Mr. Pozzoni is being paid an annual salary of $120,000 under the Agreement, payable in equal installments of $10,000 per month and is entitled to reimbursement of business expenses. The Agreement provides for termination by us due to the death or disability of Mr. Pozzoni and may also be terminated by us with or without cause. Mr. Pozzoni may terminate the Agreement for good reason. In the event the Agreement is terminated by us without cause or by Mr. Pozzoni for good reason we are obligated to pay Mr. Pozzoni the equivalent of three month’s salary. In the event our stock trades at an average price of $2.00 or more per share during a minimum period of 30 calendar days, Mr. Pozzoni is entitled to a review of his employment agreement.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal years ended May 31, 2008 and 2007 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 8, 2008 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Massimiliano Pozzoni	Common Stock, $0.00001 par value	35,000,000 shares owned directly	49.2%

All directors and executive officers as a group (1 person)	Common Stock, $0.00001 par value	35,000,000 shares	49.2%

(1)	Based upon 71,140,000 shares issued and outstanding as at August 8, 2008.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As discussed in greater detail in Item 10. Executive Compensation - Employment Agreements, on June 5, 2008 we entered into a one year Executive Employment Agreement with Massimiliano Pozzoni, which provides for the payment of an annual salary of $120,000.

During the year ended May 31, 2008 we recorded rent expense of $200 per month for the use of office space donated to us by John Herzog. Total rent expense under this arrangement was $1,800. We also recorded compensation expense of $300 per month ($2,700) for administrative and management services donated to us by John Herzog.

On January 21, 2008 Doug Berry advanced $75,000 to us as a loan payable, which when combined with previous loans made to us by Mr. Berry resulted in an outstanding loan principal balance of $110,625. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As of May 31, 2008 we had incurred interest payable under this loan of $6,341, with interest expense in 2008 of $3,729. As of May 31, 2008, the total amount due to Mr. Berry in principal and interest was $116,965.

On March 21, 2008 Mr. Massimiliano Pozzoni purchased 175,000,000 shares of common stock of the Company from Doug Berry for $500,000.

Effective April 16, 2008 Massimiliano Pozzoni returned 140,000,000 of the 175,000,000 shares of our common stock owned by him for cancellation.

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2005 (1)
3.2	3.2	Bylaws (1)
10.1	10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)
10.2	10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)
10.3	10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)
10.4	10.1	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (2)
10.5	10.1	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (3)
10.6	10.1	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (4)
10.7	10.1	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (5)
10.8	10.2	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (5)
14.1	14.1	Code of Ethics (6)
31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
32.1/32.22	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

* Filed herewith.

(1)
Filed as an exhibit, numbered as indicated above, to Registrant’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on July 25, 2006, which exhibit is incorporated herein by reference.

(2)
Filed as an exhibit, numbered as indicated above, to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007, as filed with the Securities and Exchange Commission on October 15, 2007, which exhibit is incorporated herein by reference.

(3)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated May 22, 2008, as filed with the Securities and Exchange Commission on May 27, 2008, which exhibit is incorporated herein by reference.

(4)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated June 5, 2008, as filed with the Securities and Exchange Commission on June 6, 2008, which exhibit is incorporated herein by reference.

(5)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated June 10, 2008, as filed with the Securities and Exchange Commission on July 2, 2008, which exhibit is incorporated herein by reference.

(6)
Filed as an exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-KSB for the year ended May 31, 2007, as filed with the Securities and Exchange Commission on August 28, 2007, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2008	Fiscal year ended May 31, 2007
Audit fees (1)	$9,500	$7,810
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	9,500	7,810

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	COBRA OIL AND GAS COMPANY

	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Massimiliano Pozzoni	President, Treasurer Chief	August 14, 2008
Massimiliano Pozzoni	Executive Officer, Chief
Financial and Accounting Officer

Board of Directors

/s/ Massimiliano Pozzoni	Director	August 14, 2008
Massimiliano Pozzoni