Form 10KSB/A
period 2008-05-31
Cobra Oil & Gas CO
filed 2008-08-15
CIK 1350421

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on November 18, 2005. We were formed to purchase, operate and develop oil and gas properties. We are in the exploration stage, have no developed reserves or production, and have not realized any revenues from our operations. In January 2008 we participated in the drilling of the Mike Prospect located in North Central Adams County, Colorado. Following drilling, it was determined that the well could not produce in commercially viable quantities. We owned a 50% working interest in the Mike Prospect.

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

Date: August 15, 2008	COBRA OIL AND GAS COMPANY

	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Massimiliano Pozzoni	President, Treasurer Chief	August 15, 2008
Massimiliano Pozzoni	Executive Officer, Chief
Financial and Accounting Officer

Board of Directors

/s/ Massimiliano Pozzoni	Director	August 15, 2008
Massimiliano Pozzoni