Form 10-Q
period 2008-08-31
Cobra Oil & Gas CO
filed 2008-10-08
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-52782

Cobra Oil & Gas Company
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Uptown Center, 2100 North Loop South, Suite 400 Houston, Texas 77002
(Address of principal executive offices)

(832) 476-8941
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 6, 2008 there were 36,140,000 shares of the issuer’s common stock, par value $0.00001, outstanding.

COBRA OIL & GAS COMPANY

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAGE

Balance Sheets as at August 31, 2008 and May 31, 2008	5

Statements of Operations for the three months ended
August 31, 2008 and August 31, 2007 and the period from
November 18, 2006 (inception) through August 31, 2008	6

Statements of Cash Flows for the three months ended
August 31, 2008 and August 31, 2007 and the period from
November 18, 2006 (inception) through August 31, 2008	7

Notes to Financial Statements	8

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	August 31,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$74,285	$49,644
Total current assets	74,285	49,644

Property and equipment
Oil and gas properties, non producing, full cost method	314,437	180,000

Total Assets	$388,722	$229,644

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,781	$2,781
Due to related party	118,625	116,966
Total current liabilities	121,406	119,747

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
71,240,000 issued and outstanding at August 31, 2008	721	711
and 71,140 issued and outstanding at May 31, 2008
Additional paid-in capital	603,229	339,739
Donated capital	-	13,500
Deficit accumulated during the exploration stage	(336,634)	(244,053)

Total Stockholders' Equity	267,316	109,897

Total Liabilities and Stockholders' Equity	$388,722	$229,644

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)

			November 18,
			2005 (Inception)
			Through
	Three Months Ended August 31,		August 31,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Advertising			1,495
Accounting	4,990	4,110	25,590
Bank Charges	354	47	3,413
Exploration costs			141,756
Filing			825
Legal	28,715	4,818	57,916
Office expense	2,121	90	4,875
Rent	6,000	600	16,635
Transfer agent		1,828	19,399
Travel	11,932		14,432
Management services	30,000	900	38,100
Utilities	1,810		1,810
Website/investor communications	5,000		5,000

Total expenses	90,922	12,393	331,246

Loss from operations	(90,922)	(12,393)	(331,246)

Other income (expense)
(Interest)	(1,659)	(534)	(5,388)

Income (loss) before provision for income taxes	(92,581)	(12,927)	(336,634)

Provision for income tax	-	-	-

Net income (loss)	$(92,581)	$(12,927)	$(336,634)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Basic weighted average number of
common shares outstanding	72,020,435	210,140,000

Fully diluted average number of
common shares outstanding	73,900,870	210,140,000

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)
			November 18,
			2005 (Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2008	2007	2008

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(92,581)	(12,927)	(336,634)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services		1,500	13,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities		(9,582)	2,781
Exploration costs - lease write offs			11,871

Net cash provided by (used for)
operating activities	(92,581)	(21,009)	(308,482)

Cash Flows From Investing Activities:
Oil and gas properties	(134,437)		(326,308)

Cash Flows From Financing Activities:
Sale of common stock	250,000	-	590,450
Deferred offering costs		-	-
Increase in due to related party	1,659	625	118,625

Net cash provided by (used for)
financing activities	251,659	625	709,075

Net Increase (Decrease) in Cash	24,641	(20,384)	74,285

Cash at Beginning of Period	49,644	89,379	-

Cash at End of Period	$74,285	$68,995	$74,285

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

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

Exploration Stage

The Company is currently in the exploration stage. During the prior year the Company participated with DNR Oil & Gas in the drilling of the Linnebur Farms #11a-24.After the end of the year it was determined that the well would not produce in commercially viable quantities.

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

During the period ended May 31, 2008 the Company entered into a “memorandum of Intent” with Coastal Petroleum Company which outlines the terms and conditions under which Coastal is willing to enter into a formal agreement with the Company on certain oil and gas leases owned by Coastal in Valley Creek, Montana. The leases involve approximately 82,800 net acres. Under the leases, Coastal has a 100% working interest with between 75.5% to 80.5% net revenue interests. Pursuant to the Memorandum of Intent, on May 23, 2008 we paid Coastal $180,000 in exchange for a two year option to purchase a 50% interest in the leases for $1,000,000.

Prior to exercising the purchase option, we have the right to drill a well at our expense on the leases and earn a 50% working interest in the spacing unit if the well is a producer and we make full payment for the 50% working interest. We have no obligation however, to drill any well on the leases before we exercise our right to purchase the 50% interest in the leases from Costal.

As of August 31, 2008 we have taken no further action on this agreement.

During the quarter ended August 31, 2008 the Company acquired an “Assignment of Farmout Interest” from West Canyon Energy Corp also known as PetroSouth Energy Corp of a 25% interest of a farmout assignment from Transco Oil & Gas, Inc. The lease is located in Kern County, California is comprised of 2,390 acres. The Company paid a total of $134,437 to acquire this lease.

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

On January 21, 2008 an officer of the Company advanced $75,000 to the Company as a loan payable, which when combined with previous loans resulted in an outstanding loan principal balance of $110, 625. The loan is unsecured, payable on demand and bears interest at 6.0% per annum. As of August 31, 2008, the Company had incurred interest payable under this loan of $8,000, with interest expense in the year ended May 31, 2008 of $3,729. For the quarter ended August 31, 2008 the interest expense was $1,659. As of August 31, 2008, the total amount due to the officer in principal and interest was $118,625.

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

NOTE 5. WARRANTS

In May and June of 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $500,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011 and June 11, 2011 respectively. At August 31, 2008 none of the warrants had been exercised, leaving a year end balance of 2,000,000 warrants. The entire value of the units of $500,000 was assigned to the common stock, and none to the warrants as the exercise price of $.40 per share exceeded any bid for the Company’s stock at the date of issuance.

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

At August 31, 2008 the Company incurred an additional $92,581 in net operating losses which are added to the previously accumulated losses and will be offset by an equivalent valuation allowance.

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

NOTE 8. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at May 31, 2008 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Montana, net	$180,000.

Unproved properties, California, net	$134,437.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Montana and California. We had minimal operations and generated no revenues during the quarter ended August 31, 2008 or the fiscal year ended May 31, 2008. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated July 30, 2008, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $336,634 and $244,057 as of August 31, 2008 and May 31, 2008, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, officer’s salaries, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $200,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

Oil and gas exploration requires significant outlays of capital and in many situations may offer a limited probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface data, and, to the extent possible, managing dry-hole and financial risks.

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

Presently, we have one full-time employee consisting of Massimiliano Pozzoni, our President and Chief Executive and Financial Officer. We do not expect significant changes in the number of employees during the next twelve months.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Due to our increased activities, our operating expenses during the three months ended August 31, 2008 increased to $90,922 from $12,393 during the three months ended August 31, 2008. The increase was principally due to increases in legal, travel, and management services expenses.

Net Loss

We incurred a net loss for the three months ended August 31, 2008 and 2007 of $92,581 and $12,927, respectively. The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At August 31, 2008, we had a working capital deficit of $47,121 compared to a working capital deficit of $70,103 at May 31, 2008. Current liabilities increased to $121,406 at August 31, 2008 from 119,747 at May 31, 2008. Cash increased to $74,285 at August 31, 2008 from $49,644 at May 31, 2008.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Effect of Inflation and Changes in Price

Our future revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that we are required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had a minimal effect on the operating activities of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the period covered by this Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Effective June 30, 1008 Doug Berry resigned his position as a director. His resignation was not the result of any disagreement with us or any matter related to our operation, policies or practices.

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

COBRA OIL AND GAS COMPANY

Dated: October 6, 2008	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni President, Chief Executive and Accounting Officer