Form 10-Q
period 2008-11-30
Cobra Oil & Gas CO
filed 2009-01-05
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

As of December 29, 2008 there were 36,140,000 shares of the issuer’s common stock, par value $0.00001, outstanding.

COBRA OIL & GAS COMPANY

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at November 30, 2008 and May 31, 2008	5

Statements of Operations for the three and six months ended
November 30, 2008 and November 30, 2007 and the period from
November 18, 2005 (inception) through November 30, 2008	6

Statements of Cash Flows for the six months ended
November 30, 2008 and November 30, 2007 and the period from
November 18, 2005 (inception) through November 30, 2008	7

Notes to Financial Statements	8

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Balance Sheets

	November 30,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$6,276	$49,644
Short term receivable	134,437

Total current assets	140,713	49,644

Property and equipment
Oil and gas properties, non producing, full cost method	180,000	180,000

Total Assets	$320,713	$229,644

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,010	$2,781
Due to related party	120,284	116,966
Total current liabilities	123,294	119,747

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized; 72,140,000 issued and outstanding at November 30, 2008 and 71,140,000 issued and outstanding at May 31, 2008	721	711
Additional paid-in capital	603,229	339,739
Donated capital	-	13,500
Deficit accumulated during the exploration stage	(406,531)	(244,053)

Total Stockholders' Equity	197,419	109,897

Total Liabilities and Stockholders' Equity	$320,713	$229,644

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					November 18,
					2005 (Inception)
					Through
	Three Months ended November 30, 2008		Six Months ended November 30, 2008		November 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising					1,495
Accounting	2,775	2,050	7,765	6,160	28,365
Exploration costs	2,944		2,944		144,700
Legal	15,000	1,080	43,715	5,898	72,916
Office expense	3,166	205	5,641	341	12,279
Rent	6,000	600	12,000	1,200	22,635
Transfer agent	415	200	415	2,028	19,814
Travel	4,465		16,396		18,896
Management services	30,000	900	60,000	1,800	68,100
Utilities	1,973		3,783		3,783
Website/investor communications	1,500		6,500		6,500

Total expenses	68,238	5,035	159,159	17,427	399,483

Loss from operations	(68,238)	(5,035)	(159,159)	(17,427)	(399,483)

Other income (expense)
(Interest)	(1,659)	(534)	(3,319)	(1,069)	(7,048)

Income (loss) before provision for income taxes	(69,897)	(5,569)	(162,478)	(18,496)	(406,531)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(69,897)	$(5,569)	$(162,478)	$(18,496)	$(406,531)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	72,020,435	72,020,435	72,020,435	210,140,000

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			November 18,
			2005 (Inception)
	Six Months ended		Through
	November 30,		November 30,
	2008	2007	2008

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(162,478)	(12,927)	(406,531)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services		1,500	13,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	229	(9,582)	3,010
S/T receivable - prospect unwind	(134,437)
Exploration costs - lease write offs			11,871

Net cash provided by (used for) operating activities	(296,686)	(21,009)	(378,150)

Cash Flows (To) From Investing Activities:
Oil and gas properties	-		(191,871)

Cash Flows From Financing Activities:
Sale of common stock	250,000	-	590,450
Deferred offering costs		-	-
Increase in due to related party	3,318	625	120,284

Net cash provided by (used for) financing activities	253,318	625	710,734

Net Increase (Decrease) in Cash	(43,368)	(20,384)	140,713

Cash at Beginning of Period	49,644	89,379	-

Cash at End of Period	$6,276	$68,995	$140,713

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

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

Exploration Stage

The Company is currently in the exploration stage. During the prior year the Company participated with DNR Oil & Gas in the drilling of the Linnebur Farms #11a-24.  After the end of the year it was determined that the well would not produce in commercially viable quantities. During the first six months of the current year the Company entered into a farmout agreement with West Canyon Energy Corp on a prospect in Kern County, California. Later on this agreement was rescinded.

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

As of November 30, 2008 we have taken no further action on this agreement.

During the quarter ended August 31, 2008 the Company acquired an “Assignment of Farmout Interest” from West Canyon Energy Corp also known as PetroSouth Energy Corp of a 25% interest of a farmout assignment from Transco Oil & Gas, Inc. The lease is located in Kern County, California is comprised of 2,390 acres. The Company paid a total of $134,437 to acquire this lease. On November 28, 2008 this agreement was rescinded with the interest being returned to West Canyon Energy Corp. West Canyon Energy Corp. has agreed to refund the total amount paid and as of the end of the quarter it is carried on the books of the company as a short term receivable.

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

On January 21, 2008 an officer of the Company advanced $75,000 to the Company as a loan payable, which when combined with previous loans resulted in an outstanding loan principal balance of          $110, 625.  The loan is unsecured, payable on demand and bears interest at 6.0% per annum.  As of November 30, 2008, the Company had incurred interest payable under this loan of $9,659, with interest expense in the year ended May 31, 2008 of $3,729. For the quarter ended November 30, 2008 the interest expense was $1,659. As of November 30, 2008, the total amount due to the officer in principal and interest was $120,284.

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

NOTE 5. WARRANTS

In May and June of 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $500,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011 and June 11, 2011 respectively. At November 30, 2008 none of the warrants had been exercised, leaving a year end balance of 2,000,000 warrants. The entire value of the units of $500,000 was assigned to the common stock, and none to the warrants as the exercise price of $.40 per share exceeded any bid for the Company’s stock at the date of issuance.

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

As of November 30, 2008 the Company had incurred an additional $162,478 in net operating losses which are added to the previously accumulated losses and will be offset by an equivalent valuation allowance.

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

NOTE 8. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at May 31, 2008 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Montana, net	$180,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Montana. We had minimal operations and generated no revenues during the quarter ended November 30, 2008 or the fiscal year ended May 31, 2008. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated July 30, 2008, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $406,531 and $244,053 as of November 30, 2008 and May 31, 2008, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

In May 2008 we acquired a two year option to purchase a 50% interest in certain oil and gas leases in Valley Creek, Montana. We have the right but not the obligation to drill a well on the lands covered by these leases prior to exercising the purchase option and earn a 50% working interest therein. In June 2008 we obtained a 25% interest under a Farmout Agreement with respect to the North Semitropic Prospect in Kern County, California.  In November 2008 we unwound our acquisition of a 25% interest in the North Semitropic Prospect.

Our current business plan strategy is to develop our Montana property and any other prospects that we may acquire interests in. We intend to fund any additional lease acquisitions and any seismic costs needed to further define the prospects from additional financing. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

Subject to receipt of necessary financing, we plan to spend approximately $500,000 in the next 12 months on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling.

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

Expenses

Due to our increased activities, our operating expenses during the three months ended November 30, 2008 increased to $68,238 from $5,035 during the three months ended November 30, 2007.  The increase was principally due to increases in legal, travel, and management services expenses.

Net Loss

We incurred a net loss for the three months ended November 30, 2008 and 2007 of $69,897 and $5,569, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At November 30, 2008, we had working capital of $17,419 compared to a working capital deficit of $70,103 at May 31, 2008.  Current liabilities increased to $123,294 at November 30, 2008 from 119,747 at May 31, 2008.  Current assets increased to $140,713 at November 30, 2008 from $49,644 at May 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 5.              OTHER INFORMATION

We have determined not to pursue our interest in the North Semitropic Prospect (the “Prospect”) in Kern County, California and have effectively unwound the transaction in which we acquired an interest in the Prospect. Accordingly, on November 28, 2008 we entered into an Assignment of Farmout Interest with West Canyon Energy Corp. (aka PetroSouth Energy Corp.) pursuant to which we assigned back to West Canyon Energy Corp the 25% interest in and to a Farmout Agreement (the “Farmout Agreement”) dated February 1, 2008 by and between Transco Oil & Gas, Inc., and West Canyon Energy Corp. that we had acquired from West Canyon Energy Corp. on June 16, 2008. We received $134,438 for the assignment which approximates our cost.

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

COBRA OIL AND GAS COMPANY

Dated: December 29, 2008	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive and
Accounting Officer