Form 10-Q
period 2009-02-28
Cobra Oil & Gas CO
filed 2009-04-09
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

As of April 8, 2009 there were 36,140,000 shares of the issuer’s common stock, par value $0.00001, outstanding.

COBRA OIL & GAS COMPANY

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at February 28, 2009 and May 31, 2008	5

Statements of Operations for the three and nine months ended
February 28, 2009 and February 28, 2008 and the period from
November 18, 2005 (inception) through February 28, 2009	6

Statements of Cash Flows for the nine months ended
February 28, 2009 and February 28, 2008 and the period from
November 18, 2005 (inception) through February 28, 2009	7

Notes to Financial Statements	8

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Balance Sheets

	February 28,	May 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$63,083	$49,644
	-	-

Total current assets	63,083	49,644

Property and equipment
Oil and gas properties, non producing, full cost method	180,000	180,000

Total Assets	$243,083	$229,644

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,060	$2,781
Due to related party	121,944	116,966
Total current liabilities	124,004	119,747

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
72,140,000 issued and outstanding at November 30, 2008
and 71,140,000 issued and outstanding at May 31, 2008	721	711
Additional paid-in capital	603,229	339,739
Donated capital	-	13,500
Deficit accumulated during the exploration stage	(484,871)	(244,053)

Total Stockholders' Equity	119,079	109,897

Total Liabilities and Stockholders' Equity	$243,083	$229,644

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					November 18,
					2005 (Inception)
					Through
	Three Months ended February 28,		Nine Months ended February 28,		February 28,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising					1,495
Accounting	2,050	2,050	9,815	8,210	30,415
Exploration costs	-		2,944		144,700
Legal	40,258	670	83,974	6,568	113,175
Office expense	770	261	6,412	602	13,050
Rent	6,000	600	18,000	1,800	28,635
Transfer agent	400	300	815	2,328	20,214
Travel	2,427		18,823		21,323
Management services	24,000	900	84,000	2,700	92,100
Utilities	1,068		4,850		4,850
Website/investor communications	(293)		6,207		6,207

Total expenses	76,680	4,781	235,840	22,208	476,164

Loss from operations	(76,680)	(4,781)	(235,840)	(22,208)	(476,164)

Other income (expense)
(Interest)	(1,659)	(1,001)	(4,978)	(2,070)	(8,707)

Income (loss) before provision for income taxes	(78,339)	(5,782)	(240,818)	(24,278)	(484,871)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(78,339)	$(5,782)	$(240,818)	$(24,278)	$(484,871)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of
common shares outstanding	72,020,435	72,020,435	72,020,435	210,140,000

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			November 18,
			2005 (Inception)
	Nine Months ended		Through
	February 28,		February 28,
	2009	2008	2009

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(240,818)	(24,278)	(484,871)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	(13,500)	4,500	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(721)	(8,995)	2,060
S/T receivable - prospect unwind	-
Exploration costs - lease write offs			11,871

Net cash provided by (used for)
operating activities	(255,039)	(28,773)	(470,940)

Cash Flows (To) From Investing Activities:
Oil and gas properties	-	(128,285)	(191,871)

Cash Flows From Financing Activities:
Sale of common stock	250,000	-	590,450
Additional Paid in Capital	13,500	-	13,500
Increase in due to related party	4,978	71,891	121,944

Net cash provided by (used for)
financing activities	268,478	71,891	725,894

Net Increase (Decrease) in Cash	13,439	(85,167)	63,083

Cash at Beginning of Period	49,644	89,379	-

Cash at End of Period	$63,083	$4,212	$63,083

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

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

Exploration Stage

The Company is currently in the exploration stage. During the current year the Company participated with DNR Oil & Gas in the drilling of the Linnebur Farms #11a-24.After the end of the year it was determined that the well would not produce in commercially viable quantities. During the first six months of the current year the Company entered into a farmout agreement with West Canyon Energy Corp on a prospect in Kern County, California. Later no this agreement was rescinded.

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

As of February 28, 2009 we have taken no further action on this agreement.

During the quarter ended August 31, 2008 the Company acquired an “Assignment of Farmout Interest” from West Canyon Energy Corp also known as PetroSouth Energy Corp of a 25% interest of a farmout assignment from Transco Oil & Gas, Inc. The lease is located in Kern County, California and is comprised of 2,390 acres. The Company paid a total of $134,437 to acquire this lease. On November 28, 2008 this agreement was rescinded with the interest being returned to West Canyon Energy Corp. West Canyon Energy Corp has agreed to refund the total amount paid. This payment was received on December 2, 2009.

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

On April 16, 2008 Mr. Pozzoni returned 4,000,000 of the 5,000,000 shares in the Company for cancellation.

In May of 2008 the Company entered into a management consulting contract with Mr. Massimiliano Pozzoni. The required future payments under the contract for fiscal year end 2009 are approximately $120,000. The payments for the last two months of the current quarter  have been in the amount of $7,000.

NOTE 4. LEASE

In May 2008 the Company entered into a one year office lease at a rate of $2,000 per month plus costs. Initial expenses recorded under this lease in 2008 were $4,890. The minimum required future payments under the lease for fiscal year end 2009 are approximately $24,000.

NOTE 5. WARRANTS

In May 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. At May 31, 2008 none of the warrants had been exercised, leaving a year end balance of 1,000,000 warrants. The entire value of the units of $250,000 was assigned to the common stock, and none to the warrants as the exercise price of $.40 per share exceeded any bid for the Company’s stock at the date of issuance.

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

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Montana. We had minimal operations and generated no revenues during the quarter ended February 28, 2009 or the fiscal year ended May 31, 2008. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated July 30, 2008, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $484,871 and $244,053 as of February 28, 2009 and May 31, 2008, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Due to increased legal and salary expenses, our operating expenses during the three months ended February 28, 2009 increased to $76,680 from $4,780 during the three months ended February 28, 2008.

Net Loss

We incurred a net loss for the three months ended February 28, 2009 and 2008 of $78,339 and $5,782, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At February 28, 2009, we had working capital deficit of $60,921 compared to a working capital deficit of $70,103 at February 28, 2008.  Current liabilities increased to $124,004 at February 28, 2009 from $119,747 at February 28, 2008.  Current assets increased to $63,083 at February 28, 2009 from $49,644 at February 28, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Effective January 1, 2009 Massimiliano Pozzoni agreed to a temporary reduction in the monthly payment due to him under his employment agreement from $10,000 to $7,000.

ITEM 6.	EXHIBITS

(a)           Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA OIL AND GAS COMPANY

Dated: April 8, 2009	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive and
Accounting Officer