Form 10-K
period 2009-05-31
Cobra Oil & Gas CO
filed 2009-08-20
CIK 1350421

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52782

COBRA OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Uptown Center, 2100 North Loop South Suite 400 Houston, Texas	77002
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (832) 476-8941

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐                                                   Accelerated Filer ☐

Non-Accelerated Filer ☐                                                     Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 30, 2008, there were 72,140,000 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 37,140,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $9,285,000 based on the average of the closing bid and ask price of $0.25 for the registrant’s common stock on November 30, 2008.

As of May 31, 2009 there were 72,140,000 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All references in this Form 10-K to the “Company,” “Cobra,” “we,” “us” or “our” are to Cobra Oil & Gas Company and unless otherwise differentiated, its wholly owned subsidiary, Flex Fuels Energy Limited

PART I

ITEM 1.             BUSINESS

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

On June 16, 2008 we entered into an Assignment of Farmout Agreement with West Canyon Energy Corp. (aka PetroSouth Energy Corp.). Thereunder, we were assignee of a 25% interest in and to a Farmout Agreement (the “Farmout Agreement”) dated February 1, 2008 by and between Transco Oil & Gas, Inc. as Farmor and West Canyon Energy Corp. respecting the North Semitropic Prospect (the “Prospect”) in Kern County, California. We paid $34,000 for the assignment and were responsible for the payment of our proportionate share of drilling and testing costs on the Prospect. On or about June 12, 2008 we paid Transco Oil & Gas, Inc. $100,347.50 representing the balance due by us on our share of the Prospect acquisition. We subsequently determined not to pursue our interest in the Prospect and effectively unwound the transaction.  Accordingly, on November 28, 2008 we entered into an Assignment of Farmout Interest with West Canyon Energy Corp. pursuant to which we assigned back to West Canyon Energy Corp. the 25% interest in and to a Farmout Agreement.  We received $134,438 for the assignment which approximated our cost.

On July 25, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 35% – 40% interest in certain contract rights acquired by Enercor as the successor to an agreement (the “Tar Sand Rights Agreement”) granting rights to extract tar sand deposits pursuant to Combined Hydrocarbon Leases (“CHL’s”) to be issued by the Bureau of Land Management (“BLM”) covering approximately 33,632 acres of land in Southern Uintah County, Utah.  The issuance of the CHL’s is subject to regulatory requirements including, but not limited to, approvals of operating plans and environmental impact studies.  If the CHL’s are issued, the right to develop the tar sand deposits covered by the CHL’s will be assigned to Enercor, subject to a reserved overriding royalty and subject to certain third-party consent rights discussed below, and Enercor will, in turn, assign a 35% – 40% working interest in the tar sand deposit development rights granted by the CHL’s to us.  The Tar Sand Rights Agreement requires the approval of the other contracting party to the assignment to and by Enercor of the tar sand deposit rights (the “Contract Approval”).  We expect the BLM to issue the CHL’s upon the satisfactory completion of all regulatory requirements, expect the Contract Approval to be granted and hope to be able to commence tar sand extraction in approximately 12 months.  No assurance can be given, however, as to when and if the Contract Approval and Combined Hydrocarbon Leases will be granted and if granted, when we would be able to commence tar sand extraction activities.

We are required to pay Enercor an aggregate of up to $5,000,000 for the contract interest in a combination of cash ($500,000 to $1,000,000) and shares of our restricted common stock ($4,000,000).  The stock payment was made effective July 31, 2009 (the “Initial Closing Date”) by the issuance of 4,147,237 shares to Enercor.  The number of shares of our common stock constituting the stock payment was determined by dividing $4,000,000 by the average closing price for our common stock during the five trading days immediately preceding the Initial Closing Date multiplied by 75%.  The cash payments, each in the amount of $100,000 will be made at 30 day intervals following the Initial Closing Date.  We have the option to limit our aggregate cash payments to $500,000.  To the extent we do so, we will acquire less than a 40% interest in the contract rights and receive an assignment, if applicable, of less than a 40% working interest.

On August 5, 2009 we entered into a Purchase Agreement with Enercor.  Therein we acquired a 37.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 38076).  The lease is subject to aggregate royalties of 18.25%.  The lease provides for conventional oil and gas drilling.  We intend to apply to the Bureau of Land Management for the issuance of a Combined Hydrocarbon Lease on the property which will allow us to also engage in tar sands extraction activity.  The balance of the lease rights are owned by Pioneer Natural Resources.  The lease is adjacent to the leases which are the subject of our July 25, 2009 Purchase Agreement with Enercor.  We are required to pay Enercor 300,000 shares of our common stock for the working interest.

On August 12, 2009 we entered into a Purchase Agreement with Enercor.  Therein we acquired a 62.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 27413).  The lease is subject to aggregate royalties of 18.25%.  The lease provides for conventional oil and gas drilling.  We intend to apply to the Bureau of Land Management for the issuance of a Combined Hydrocarbon Lease on the property which will allow us to also engage in tar sands extraction activity.  The balance of the lease rights are owned by Questar Corporation.  The lease is adjacent to the leases which are the subject of our July 25, 2009 and August 5, 2009 Purchase Agreements with Enercor.  We are required to pay Enercor 300,000 shares of our common stock for the working interest.

On July 6, 2009 we entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with Baden Energy Group Ltd. (“Baden”) pursuant to which Baden may, at our request, purchase units of our securities at a price equal to 80% of the volume weighted average of the closing price for our common stock for the ten business days immediately preceding the date we supply Baden with written notice of our request that they purchase units (the “Unit Price”).  Each unit will consist of one share of our restricted common stock and one common stock purchase warrant to purchase one share of our common stock for a period of three years from issuance at an exercise price equal to 125% of the Unit Price.  Each such request by us must be in the amount of not less than $100,000 of units and must be in multiples of $100,000.  We must use the proceeds from all unit sales for exploration activities, working capital and general corporate activities.  Baden may however, in its sole discretion, refuse to act on any request by us due to its determination that market conditions are unfavorable.

The Share Issuance Agreement is in effect until July 6, 2010 and is subject to extension for an additional six month term at the option of either party by providing the other party with written notice thereof prior to July 6, 2010.  During the term of the Share Issuance Agreement, as such may be extended, we may sell up to $6,000,000 of units to Baden, which amount may be increased by Baden, in its discretion, to $10,000,000.

During the period ending July 5, 2010, we may not discuss, solicit, negotiate or engage in any investment or corporate financing agreements without the prior written consent of Baden, which consent will not be arbitrarily withheld.  Further, Baden has a right of first refusal during such period on all of our proposed financings with third parties.  The foregoing right of Baden to prohibit our discussion, solicitation, negotiation or engagement in investment or corporate financing agreements or to maintain a right of first refusal will be of no further force or effect, however, should Baden refuse a unit purchase request from us by reason of unfavorable market conditions.

The Share Issuance Agreement further provides that until July 6, 2010 we may only engage in equity financings and may not engage in debt financings.  The Share Issuance Agreement is not assignable or transferrable by Baden without our prior written consent, which consent may not be arbitrarily withheld.

Effective August 12, 2009 Baden purchased 319,419 units, at our request, pursuant to our Share Issuance Agreement with Baden at a price of $0.94 per unit or an aggregate of $300,000.  Each unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of our common stock at a price of $1.18 per share for a period of three years from issuance.

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

Advisory Board

Effective July 6, 2009, we formed an advisory board and appointed Warren Dillard as the initial member thereof.  Mr. Dillard has over 40 years of business experience in a vast array of activities in investment management, corporate financial management and early-stage capital formation, for both public and private investment funds and operating companies in a wide range of businesses.  He is presently serving as the Chief Executive Officer of Enertech Energy, Inc. (“Enertech”), a Los Angeles based energy company and is the Chief Financial Officer of Enercor, Inc., a subsidiary of Enertech.  He received his BBA in Accounting from Texas A&M University and his MBA in Finance with Honors from the Harvard Business School.  We agreed to pay Mr. Dillard an aggregate of 50,000 shares of our common stock for each year of services  on the advisory board, the first 25,000 of which were issued in connection with the appointment.  The second 25,000 shares are to be issued on or about January 6, 2010.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended May 31, 2009 and May 31, 2008 we made no expenditures on research and development.

Employees

As of August 20, 2009 our only employee is our sole executive officer.

Reverse Stock Split

On April 22, 2008 our board of directors declared a 35:1 forward stock split in the form of a stock dividend. The record date, payment date and market effective date for the Forward Split was May 6, 2008, May 7, 2008 and May 8, 2008, respectively. Immediately prior to the Forward Split there were 2,004,000 shares of our common stock issued and outstanding. Immediately following the Forward Split there was 70,140,000 shares of our common stock issued and outstanding.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy any reports, statement or other information that we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at (202) 551-8090 for further information on the public reference room. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

In addition our filings can be viewed on our Internet site at www.cobraoilgas.com.

ITEM 1A.          RISK FACTORS

Not Applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.             PROPERTIES

Our executive offices are located at 2100 West Look South, Suite 900, Houston, TX 77027 and cover an area of approximately 350 square feet. We utilize these offices pursuant to a lease that commenced on May 13, 2008 and continues through May 21, 2010 unless extended by mutual agreement of us and the landlord.  Thereunder we pay base rent of $2,000 per month.

ITEM 3.             LEGAL PROCEEDINGS

Legal Proceedings

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any threatened litigation or action that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Quarter Ended	High Bid	Low Bid
May 31, 2009	$1.00	$0.47
February 28, 2009	$0.90	$0.25
November 30, 2008	$0.25	$0.25
August 31, 2008	$0.25	$0.25
May 31, 2008	$0.25	$0.007
February 29, 2008	$0.007	$0.007
November 30, 2007	$0.007	$0.007
August 31, 2007	$0.007	$0.007

Holders

As of August 18, 2009 there were approximately 46 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On June 9, 2008 we sold 1,000,000 units to a single subscriber at a price of $0.25 per unit.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a price of $0.40 per share, subject to adjustment, for a period of three years from issuance.  The units were sold in reliance on Regulation S under the Securities Act of 1933, as amended.

On June 23, 2009 we sold 100,000 units to a single subscriber at a price of $0.50 per unit or an aggregate of $50,000.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a price of $0.80 per share, subject to adjustment, for a period of three years from issuance.  The units were sold in reliance on Regulation S under the Securities Act of 1933, as amended.

On July 6, 2009 we issued 50,000 shares of our common stock to Warren Dillard in consideration of his serving on our advisory board.  The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

On July 15, 2009 we sold 200,000 units to a single subscriber at a price of $0.50 per unit or an aggregate of $100,000.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a price of $0.80 per share, subject to adjustment, for a period of three years from issuance.  The units were sold in reliance on Regulation S under the Securities Act of 1933, as amended.

On July 29, 2009 we sold 200,000 units to a single subscriber at a price of $0.50 per unit or an aggregate of $100,000.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a price of $0.80 per share, subject to adjustment, for a period of three years from issuance.  The units were sold in reliance on Regulation S under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 6.             SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this annual report.

We are in the exploration stage as an oil and gas exploration company and during the year ended May 31, 2009 we engaged in limited oil and gas activities.  We had minimal operations and generated no revenues during the fiscal year ended May 31, 2009. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisitions.

At the present time, we have no developed properties and no production.

In its report dated July 24, 2009, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We have an accumulated deficit of $530,041 as of May 31, 2009. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

In May 2008 we acquired a two year option to purchase a 50% interest in certain oil and gas leases in Valley Creek, Montana. We have the right but not the obligation to drill a well on the lands covered by these leases prior to exercising the purchase option and earn a 50% working interest therein. In June 2008 we obtained a 25% interest under a Farmout Agreement with respect to the North Semitropic Prospect in Kern County, California.  In November 2008 we determined not to pursue our interest in the North Semitropic Prospect and effectively unwound the transaction.

Subsequent to the period covered by this Annual Report, we entered into Purchase Agreements with Enercor Inc. dated July 25, 2009, August 5, 2009 and August 12, 2009 pursuant to which we have acquired contract rights and working interests in leases located in Uintah County, Utah (see "ITEM 1. BUSINESS").

Our current business plan strategy is to develop our properties and any other prospects that we may acquire interests in. We intend to fund any additional lease acquisitions and any seismic costs needed to further define the prospects from additional financing. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

Subject to receipt of necessary financing, we plan to spend approximately $1.2 million in the next 12 months on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling.

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, officer’s salaries, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $180,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

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

Expenses

We had operating expenses of $279,350 and $188,090 for the years ended May 31, 2009 and 2008, respectively.  The increase in operating expenses during the year ended May 31, 2009 was primarily attributable to increased legal and salary expenses.

Net Loss

We incurred net losses for the years ended May 31, 2009 and 2008 of $285,988 and $191,819, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At May 31, 2009 we had a working capital deficit of $106,091 compared to a working capital deficit of $70,103 at May 31, 2008.  Current liabilities increased to $127,163 at May 31, 2009 from $119,747 at May 31, 2008.  Current assets decreased to $21,072 at May 31, 2009 from $49,644 at May 31, 2008.

Critical Accounting Policies and Estimates

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the Company’s balance sheet, approximates fair value.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and notes thereto commencing on page F-1.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]     CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including Massimiliano Pozzoni, our chief executive and financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of Massimiliano Pozzoni, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of May 31, 2009 based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including Massimiliano Pozzoni, our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended May 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

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

The following table sets forth certain information, as of May 31, 2009, with respect to our directors and executive officers.

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

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

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

ITEM 11.           EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended May 31, 2009, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended May 31, 2009 that received annual compensation during the fiscal year ended May 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Massimiliano Pozzoni(1), Chief Executive and Financial Officer	2009 2008 2007	105,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,000 0 0

(1)	Effective March 21, 2008 Massimiliano Pozzoni was appointed as our President, Treasurer, Secretary, and Principal Executive and Financial Officer.

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

Employment Agreements

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of May 31, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of May 31, 2009.  Except as otherwise indicated, each person’s address is c/o Cobra Oil & Gas Company, Uptown Center, 2100 North Loop South, Suite 400, Houston, TX 77002.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Massimiliano Pozzoni	Common Stock, $0.00001 par value	35,000,000 shares owned directly	48.52%

Banque SCS Allicance SA Route de Chancy 6B Case Postal 64 CH-1211, Geneva 8 Switzerland	Common Stock, $0.00001 par value	4,000,000 shares owned directly (3)	5.54%

All directors and executive officers as a group (1 person)	Common Stock, $0.00001 par value	35,000,000 shares	48.52%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 72,140,000 shares of common stock issued and outstanding on May 31, 2009.

(3)	Includes 2,000,000 shares underlying presently exercisable warrants.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As discussed in greater detail in Item 10. Executive Compensation - Employment Agreements, on June 5, 2008 we entered into a one year Executive Employment Agreement with Massimiliano Pozzoni, which provided for the payment of an annual salary of $120,000 or $10,000 per month.  Effective January 1, 2009 Mr. Pozzoni agreed to a temporary reduction in the monthly payment due to him under the Executive Employment Agreement from $10,000 to $7,000 per month.

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

Director Independence

Our sole present director is not “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as our director also serves as our sole executive officer.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2009 and 2008 are set forth in the table below:

	Fiscal year ended	Fiscal year ended
Fee Category	May 31, 2009	May 31, 2008

Audit fees (1)	$9,800	$9,500

Audit-related fees (2)	0	0

Tax fees (3)	0	0

All other fees (4)	0	0

Total fees	$9,800	$9,500

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2008, were approved by our board of directors.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	3.2	Bylaws (1)

4.1	4.1	Warrant dated August 12, 2009 for 319,419 shares issued to Baden Energy Group Ltd. (11)

10.1	10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

Exhibit No.	SEC Report Reference No.	Description

10.2	10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	10.1	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (2)
10.5	10.1	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (3)

10.6	10.1	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (4)

10.7	10.1	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (5)

10.8	10.2	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (5)

10.9	10.1	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (7)

10.10	10.1	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (8)

10.11	10.1	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (9)

10.12	10.1	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (10)

10.13	*	July 6, 2009 Advisory Board Agreement with Warren Dillard

14.1	14.1	Code of Ethics (6)

31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.22	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

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

(7)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated July 6, 2009, as filed with the Securities and Exchange Commission on July 14, 2009, which exhibit is incorporated herein by reference.

(8)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated July 25, 2009, as filed with the Securities and Exchange Commission on July 30, 2009, which exhibit is incorporated herein by reference.

(9)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 5, 2009, as filed with the Securities and Exchange Commission on August 11, 2009, which exhibit is incorporated herein by reference.

(10)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 12, 2009, as filed with the Securities and Exchange Commission on August 17, 2009, which exhibit is incorporated herein by reference.

(11)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 12, 2009, as filed with the Securities and Exchange Commission on August 17, 2009, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA OIL & GAS COMPANY

Dated: August 20, 2009	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni, President and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20 day of August, 2009.

/s/ Massimiliano Pozzoni	August 20, 2009
Massimiliano Pozzoni, President, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of May 31, 2009 and 2008 (audited)	F-3

Statements of Operations for the Years Ended May 31, 2009 and 2008 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2009 (audited)	F-4

Statements of Stockholders’ Equity for the period from November 18, 2005 (dated of inception) through May 31, 2009 (audited)	F-5

Statements of Cash Flows for the Years Ended May 31, 2009 and 2008 (audited) and the for the period from November 18, 2005 (dated of inception) through May 31, 2009 (audited)	F-6

Notes to Financial Statements (audited)	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cobra Oil and Gas Company
Aurora, Colorado

I have audited the accompanying balance sheets of Cobra Oil and Gas Company, an exploration stage company, as of May 31, 2009  and 2008  and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2009 . These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobra Oil and Gas Company as of May 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
July 24, 2009	RONALD R. CHADWICK, P.C.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	May 31,
	2009	2008

ASSETS

Current assets
Cash	$21,072	$49,644
Total current assets	21,072	49,644

Property and equipment
Oil and gas properties, non producing, full cost method	180,000	180,000

Total Assets	$201,072	$229,644

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,560	$2,781
Due to related party	123,603	116,966
Total current liabilities	127,163	119,747

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized; 72,140,000 and 71,140,000 issued and outstanding respectively	721	711
Additional paid-in capital	603,229	353,239
Deficit accumulated during the exploration stage	(530,041)	(244,053)

Total Stockholders' Equity	73,909	109,897

Total Liabilities and Stockholders' Equity	$201,072	$229,644

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statement of Operations

			November 18,
			2005 (Inception)
			Through
	Year Ended May 31,		May 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Advertising		1,495	1,495
Accounting	11,865	9,860	32,465
Bank charges	1,186	159	4,245
Delay rentals	2,944		2,944
Exploration costs		141,756	141,756
Legal	91,474	16,448	120,675
Office expense	5,921	1,738	9,500
Rent	24,000	7,035	34,635
Telephone	5,862		5,862
Transfer agent	1,215	4,399	20,614
Travel	20,044	2,500	22,544
Management services	105,000	2,700	113,100
Website - investor communications	9,839	-	9,839

Total expenses	279,350	188,090	519,674

Loss from operations	(279,350)	(188,090)	(519,674)

Other income (expense)
Interest	(6,638)	(3,729)	(10,367)

Income (loss) before provision for income taxes	(285,988)	(191,819)	(530,041)

Provision for income tax			-

Net income (loss)	$(285,988)	$(191,819)	$(530,041)

Net income (loss) per share
(Basic)	$(0.00)	$(0.00)

(Fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	72,098,333	192,951,475

Fully diluted weighted average number of common shares outstanding	72,098,333	192,951,475

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accum.
			Additional		During the	Stock
	Common Stock		Paid-in	Donated	Exploration	holders'
	Shares (1)	Amount	Capital	Capital	Stage	Equity

Balances at November 18, 2005	-	$-	$-	$-	$-	$-

November 30, 2005. 175,000,000 shares of common stock issued for cash of $50 to a founder, for $0.0000003 per share	175,000,000	1,750	(1,700)			50

Donated services and rent				3,000		3,000
Gain (loss) for the period from November 18, 2005 (Inception) through May 31, 2006					(4,874)	(4,874)

Balances at May 31, 2006	175,000,000	$1,750	$(1,700)	$3,000	$(4,874)	$(1,824)

April 12, 2007, 35,140,000 shares of common stock issued for cash at $0.0026 per share	35,140,000	351	90,049			90,400
Donated services and rent				6,000		6,000
Gain (loss) for the year					(47,360)	(47,360)

Balances at May 31, 2007	210,140,000	$2,101	$88,349	$9,000	$(52,234)	$47,216

April 16, 2008, 140,000,000 shares were returned by M. Pozzoni for cancellation	(140,000,000)	(1,400)	1,400			-

May 22, 2008, 1,000,000 units consisting of 1 share and 1 warrant exercisable at $0.40 issued for cash at $0.25 per unit	1,000,000	10	249,990			250,000

Donated services and rent				4,500		4,500
Gain (loss) for the year					(191,819)	(191,819)

Balances at May 31, 2008	71,140,000	$711	$339,739	$13,500	$(244,053)	$109,897

June 11, 2008, 1,000,000 units consisting of 1 share and 1 warrant exercisable at $0.40 issued for cash at $0.25 per unit	1,000,000	10	249,990			250,000

Reclassify donated capital			13,500	(13,500)		-
Gain (loss) for the year					(285,988)	(285,988)

Balances at May 31, 2009	72,140,000	$721	$603,229	$-	$(530,041)	$73,909

(1) As retroactively restated for a 35 for 1 forward stock split in April 2008.

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

			November 18,
			2005 (Inception)
	Year Ended		Through
	May 31,		May 31,
	2009	2008	2009

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	$(285,988)	$(191,819)	$(530,041)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services	-	4,500	13,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	7,416	(12,519)	22,716
Exploration costs - lease write offs	-	11,871	(648)

Net cash provided by (used for) operating activities	(278,572)	(187,967)	(494,473)

Cash Flows From Investing Activities:
Oil and gas properties	-	(180,000)	(191,871)

Cash Flows From Financing Activities:
Sale of common stock	250,000	250,000	590,450
Deferred offering costs		-	-
Increase in due to related party	-	78,232	116,966

Net cash provided by (used for) financing activities	250,000	328,232	707,416

Net Increase (Decrease) in Cash	(28,572)	(39,735)	21,072

Cash at Beginning of Period	49,644	89,379	-

Cash at End of Period	$21,072	$49,644	$21,072

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

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

Exploration Stage

The Company is currently in the exploration stage. During the first six months of the current year the Company entered into a farmout agreement with West Canyon Energy Corp on a prospect in Kern County, California. This agreement was later rescinded with no adverse financial consequences to the Company.

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
May 31, 2009

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
May 31, 2009

Prior to exercising the purchase option, we have the right to drill a well at our expense on the leases and earn a 50% working interest in the spacing unit if the well is a producer and we make full payment for the 50% working interest. We have no obligation however, to drill any well on the leases before we exercise our right to purchase the 50% interest in the leases from Coastal.

As of May 31, 2009 we have taken no further action on this agreement.

During the quarter ended August 31, 2008 the Company acquired an “Assignment of Farmout Interest” fro West Canyon Energy Corp also known as PetroSouth Energy Corp of a 25% interest of a farmout assignment from Transco Oil & Gas, Inc. The lease is located in Kern County, California and is comprised of 2,390 acres. The Company paid a total of $134,437 to acquire this lease. On November 28, 2008 this agreement was rescinded with the interest being returned to West Canyon Energy Corp. West Canyon Energy Corp agreed to refund the total amount paid. This payment was received on December 2, 2008.

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

On January 21, 2008 an officer of the Company advanced $75,000 to the Company as a loan payable, which when combined with previous loans resulted in an outstanding loan principal balance of          $110, 625.  The loan is unsecured, payable on demand and bears interest at 6.0% per annum.  As of May 31, 2009, the Company had incurred interest payable under this loan of $12,978, with interest expense in 2009 of $6,638. As of May 31, 2008, the total amount due to the officer in principal and interest was $123,603.

On March 21, 2008 Mr. Massimiliano Pozzoni purchased 175,000,000 shares of common stock of the Company from an officer of the Company for $500,000. Following the purchase, Mr. Pozzoni owned 175,000,000 of the total of 210,140,000 shares outstanding. This represented approximately 83.28% of the outstanding common shares.

On April 16, 2008 Mr. Pozzoni returned 140,000,000 of the 175,000,000 shares in the Company for cancellation.

NOTE 4. LEASE

In May 2008 the Company entered into a one year office lease at a rate of $2,000 per month plus costs.  The lease automatically renews on an annual basis for a one year term. Initial expenses recorded under this lease in 2008 were $4,890 and 2009 rent expense was $24,000. The minimum required future payments under the lease for fiscal year end 2010 are approximately $24,000.

NOTE 5. WARRANTS

In May 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through May 22, 2011. At May 31, 2008 none of the warrants had been exercised, leaving a year end balance of 1,000,000 warrants. The entire value of the units of $250,000 was assigned to the common stock, and none to the warrants as the exercise price of $.40 per share exceeded any bid for the Company’s stock at the date of issuance.

In June 2008 the Company sold an additional 1,000,000 units to an investor for cash at $.25 per unit, or $250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through June 9, 2011. The entire value of the units of $250,000 was assigned to the common stock, and none to the warrants as the exercise price of $.40 per share exceeded any bid for the Company’s stock at the date of issuance.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

At May 31, 2009 none of the warrants had been exercised, leaving a year end balance of 2,000,000 warrants.

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

At May 31, 2008 and 2009 the Company had net operating loss carryforwards of approximately $230,000 and $520,000 which begin to expire in 2026. The deferred tax asset of approximately $73,000 and $166,000 in 2008 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $51,086 and $92,800.

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