Form 10-Q
period 2009-08-31
Cobra Oil & Gas CO
filed 2009-10-15
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-52782

Cobra Oil & Gas Company
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Uptown Center 2100 West Loop South, Suite 900 Houston, Texas 77027
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

As of October 9, 2009 there were 76,912,227 shares of the issuer’s common stock, par value $0.00001, outstanding.

COBRA OIL & GAS COMPANY

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at August 31, 2009 and May 31, 2009	5

Statements of Operations for the three months ended August 31, 2009 and August 31, 2008 and the period from November 18, 2005 (inception) through August 31, 2009	6

Statements of Cash Flows for the three months ended August 31, 2009 and August 31, 2008 and the period from November 18, 2005 (inception) through August 31, 2009	7

Notes to Financial Statements	8

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	August 31,	May 31,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$218,615	$21,072
Total current assets	218,615	21,072

Property and equipment
Oil and gas properties, non producing, full cost method	5,906,000	180,000

Total Assets	$6,124,615	$201,072

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,961	$3,560
Due to related party	100	123,603
Due on oil lease contract	800,000	-
Total current liabilities	802,061	127,163

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
72,140,000 issued and outstanding at May 31, 2009	779	721
and 77,884,884 issued and outstanding at August 31, 2009
Additional paid-in capital	6,016,933	603,229
Deficit accumulated during the exploration stage	(695,158)	(530,041)

Total Stockholders' Equity	5,322,554	73,909

Total Liabilities and Stockholders' Equity	$6,124,615	$201,072

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)

			November 18,
			2005 (Inception)
			Through
	Three Months Ended August 31,		August 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Advertising		-	1,495
Accounting	4,050	4,990	36,515
Bank Charges	854	354	5,099
Delay rentals		-	2,944
Directors fees	12,500	-	12,500
Exploration costs		-	141,756
Legal	22,833	28,715	143,508
Office expense	3,230	2,121	12,730
Rent	6,739	6,000	41,374
Telephone	421	1,810	6,283
Transfer agent		-	20,614
Travel		11,932	22,544
Management services	45,000	30,000	158,100
Website/investor communications	67,831	5,000	77,670

Total expenses	163,458	90,922	683,132

Loss from operations	(163,458)	(90,922)	(683,132)

Other income (expense)
(Interest)	(1,659)	(1,659)	(12,026)

Income (loss) before provision for income taxes	(165,117)	(92,581)	(695,158)

Provision for income tax	-	-	-

Net income (loss)	$(165,117)	$(92,581)	$(695,158)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Basic weighted average number of
common shares outstanding	74,688,223	72,020,435

Fully diluted average number of
common shares outstanding	74,688,223	72,020,435

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)

			November 18,
			2005 (Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2009	2008	2009

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(165,117)	(92,581)	(695,158)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services			13,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	160		22,876
Compensatory stock issuances	12,500		12,500
Exploration costs - lease write offs			(648)

Net cash provided by (used for)
operating activities	(152,457)	(92,581)	(646,930)

Cash Flows From Investing Activities:
Oil and gas properties	(200,000)	(134,437)	(391,871)

Cash Flows From Financing Activities:
Sale of common stock	550,000	250,000	1,140,450
Deferred offering costs		-	-
Increase in due to related party		1,659	116,966

Net cash provided by (used for)
financing activities	550,000	251,659	1,257,416

Net Increase (Decrease) in Cash	197,543	24,641	218,615

Cash at Beginning of Period	21,072	49,644	-

Cash at End of Period	$218,615	$74,285	$218,615

Schedule of Non-Cash Investing and Financing Activities

In fiscal year 2010 the Company paid cash of $200,000, issued 4,747,227 common shares valued at $4,726,000 and incurred debt of $800,000 in exchange for oil and gas properties valued at $5,726,000. The Company also issued 153,508 common shares for debt relief of $125,262.

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

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

Exploration Stage

The Company is currently in the exploration stage. During the current quarter the Company has entered into farmout agreements with Enercor, Inc. (a Nevada Corporation) with respect to three leases. The first of these gives the Company a 35% - 40% working interest in the “Tar Sands” components of leases, covering approximately 33,632 acres located in Southern Uintah County Utah, when and if granted by the U S Bureau of Land Management.

The second of these leases is a lease granted by the State of Utah to Pioneer Natural Resources which retains a 62.5% working interest. We have received a 37.5% working interest in approximately 640 acres which has rights for oil and gas drilling and which we are seeking additional rights to the tar sands in the area from the U S Bureau of Land Management.

The third of these leases is one granted by the State of Utah to Questar Corporation which owns the 37.5% residual working interest after our purchase of the 62.5% working interest from Enercor. This lease has oil and gas drilling rights and we will be seeking the tar sands approval also.

The acquisition of each of these leases was accomplished primarily through the issuance of new shares of Company common stock.

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
August 31, 2009

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
August 31, 2009

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
August 31, 2009

Prior to exercising the purchase option, we have the right to drill a well at our expense on the leases and earn a 50% working interest in the spacing unit if the well is a producer and we make full payment for the 50% working interest. We have no obligation however, to drill any well on the leases before we exercise our right to purchase the 50% interest in the leases from Costal.

As of August 31, 2009 we have taken no further action on this agreement.

During the quarter ended August 31, 2009 the Company acquired the leases mentioned above. It is the Company’s intent to pursue the necessary approvals from the U S Bureau of Land Management and once such approval is granted to begin the process of developing these leases.

NOTE 3.  RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2009 the Company negotiated a settlement with Mr. Doug Berry, a former officer and stockholder, to exchange common stock of the Company for monies that had been advanced to the Company by Mr. Berry. The terms of the agreement are that the Company issue 153,508 shares of common stock in exchange for release of debt amounting to $125,262.45 which includes $110,625.00 in principal and $14,637.45 of accrued interest. The shares were valued at $0.816 per share which represented a 20% discount to the closing price of our common stock on the date of the Agreement.

NOTE 4. LEASE

In May 2008 the Company entered into a one year office lease at a rate of $2,000 per month plus costs. Initial expenses recorded under this lease in 2008 were $4,890. The minimum required future payments under the lease for fiscal year end 2009 are approximately $24,000.

NOTE 5. WARRANTS

In May 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $500,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, exercisable anytime through May 15, 2011.  In fiscal year 2010 the Company sold 1,819,149 units to investors for cash at $.50 - $.94 per unit, or $550,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices of $.40 - $1.18, exercisable anytime through dates from June 2011 through August 2012. No warrants were exercised through August 31, 2009, leaving a balance of 2,819,149 warrants outstanding.  As the warrants are non-detachable, all proceeds from the unit sales have been allocated to common stock.

COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

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

At May 31, 2008 and 2009 the Company had net operating loss carryforwards of approximately $230,000 and $520,000 which begin to expire in 2026. The deferred tax asset of approximately $73,000 and $166,000 in 2008 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $51,086 and $92,800.

At August 31, 2009 the Company incurred an additional $165,117 in net operating losses which are added to the previously accumulated losses and will be offset by an equivalent valuation allowance.

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

NOTE 8. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at May 31, 2008 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Montana, net	$180,000.

Unproved properties, Utah, net	$5,726,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this annual report.

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Utah and Montana. We had minimal operations and generated no revenues during the quarter ended August 31, 2009 or the fiscal year ended May 31, 2009. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated July 30, 2009, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $695,158 and $530,041 as of August 31, 2009 and May 31, 2009, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

In May 2008 we acquired a two year option to purchase a 50% interest in certain oil and gas leases in Valley Creek, Montana. We have the right but not the obligation to drill a well on the lands covered by these leases prior to exercising the purchase option and earn a 50% working interest therein.

On each of July 25, 2009, August 5, 2009 and August 12, 2009 we entered into Purchase Agreements with Enercor Inc. pursuant to which we have acquired contract rights and working interests in leases located in Uintah County, Utah.  For a more detailed discussion of these Purchase Agreements see Item 5 hereof.

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

Subject to receipt of necessary financing, we plan to spend approximately $1,200,000 in the next 12 months on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling.

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

Expenses

Due to increased salary and website/investor communication expenses, our operating expenses during the three months ended August 31, 2009 increased to $163,458 from $90,922 during the three months ended August 31, 2008.

Net Loss

We incurred a net loss for the three months ended August 31, 2009 and 2008 of $165,117 and $92,581, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At August 31, 2009, we had a working capital deficit of $583,446 compared to a working capital deficit of $106,091 at May 31, 2009.  Current liabilities increased to $802,061 at August 31, 2009 from $127,163 at May 31, 2009.  The increase in current liabilities at August 31, 2009 compared to May 31, 2009 was due to amounts due on lease contracts.  Current assets increased to $218,615 at August 31, 2009 from $21,072 at May 31, 2009. The increase in current assets at August 31, 2009 compared to May 31, 2009 was due to an increase in cash.

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

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our chief executive and financial officer, Massimiliano Pozzoni, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 14, 2009, Cobra Oil & Gas Corporation, a Texas corporation (the “Plaintiff”), filed a complaint against us in the United States District Court for the Southern District of Texas, Houston Division (Case No. 4:09-cv-02601) seeking a preliminary injunction against us on the basis of alleged trademark infringement and unfair competition arising from our use of the name Cobra Oil & Gas in Texas.  Effective September 8, 2009, we entered into a Settlement Agreement with Plaintiff, whereby we agreed to cease use of the name Cobra Oil & Gas Company and certain derivations thereof within 60 days of the effective date of the Settlement Agreement.  The 60 day requirement was made subject to extension in the event of certain delays outside of our control.  In connection therewith, we have obtained the approval of shareholders holding a majority of our outstanding shares to the filing of a Certificate of Amendment to our Articles of Incorporation to change our name from Cobra Oil & Gas Company to Viper Resources, Inc.  We expect to file the Certificate of Amendment and have it take effect within the 60 days period.  As a result of the Settlement Agreement, on October 8, 2009, the District Court dismissed Plaintiff’s action with prejudice, retaining jurisdiction to enforce the Settlement Agreement, if necessary.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. Except as discussed above, we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

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

On July 6, 2009 we issued 25,000 shares of our common stock to Warren Dillard in consideration of his serving on our advisory board.  The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

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

In connection with our August 5, 2009 and August 12, 2009 Purchase Agreement with Enercor, Inc. we issued 300,000 shares of our common stock effective August 5, 2009 and 300,000 shares of our common stock effective August 12, 2009.  The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

In connection with our July 25, 2009 Purchase Agreement with Enercor, Inc. effective July 31, 2009 we issued 4,147,237 shares of our common stock.  The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

On August 31, 2009 we issued 153,508 shares of our restricted common stock to a former officer and director in connection with an August 31, 2009 Settlement Agreement.  The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Effective August 12, 2009 we sold 319,419 units to a single subscriber pursuant to a July 6, 2009 Share Purchase Agreement.  Each unit consists of one share of common stock and one common stock purchase warrant to purchase one additional share of common stock at a price of $1.18 per share for a period of three years from issuance.  The units were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Effective September 22, 2009 we sold 600,000 units to a single subscriber pursuant to a July 6, 2009 Share Purchase Agreement.  Each unit consists of one share of common stock and one common stock purchase warrant to purchase one additional share of common stock at a price of $1.25 per share for a period of three years from issuance.  The units were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our securityholders during the quarter ended August 31, 2009.  Subsequent to the period covered by this report however, on September 8, 2009 our board of directors and shareholders holding 39,147,237 of our then outstanding shares (approximately 51.3%) approved an amendment to our Articles of Incorporation to (i) change our name from Cobra Oil & Gas Company to Viper Resources, Inc.; and (ii) increase our authorized capitalization from 200,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value to 400,000,000 shares, consisting of 300,000,000 shares of common stock $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value.  The amendment of our Articles of Incorporation will not be effective until the Articles of Amendment are filed with and made effective by the Nevada Secretary of State. We expect this to take place in November 2009. The name change is being effected to resolve a name conflict with a Texas corporation operating as Cobra Oil & Gas Corporation.  After the name change, we will continue to operate in the same line of business and in the same manner that we are presently operating.

ITEM 5.	OTHER INFORMATION

Effective September 22, 2009 Baden Energy Group Ltd. (“Baden”) purchased 600,000 units, at our request, pursuant to our July 6, 2009 Share Purchase Agreement with Baden at a price of $1.00 per unit or an aggregate of $600,000.  Each unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of our common stock at a price of $1.25 per share for a period of three years from issuance.

On August 31, 2009 we entered into a Settlement Agreement (the “Agreement”) with Douglas Berry, a former officer and director, whereby we settled our outstanding debt to Mr. Berry in the amount of $125,262.45 through the issuance of 153,508 shares of our restricted common stock.  The debt was the result of loans made to us by Mr. Berry in the aggregate amount of $110,625 and the resulting interest of $14,637.45 due thereon.  The shares were valued at $0.816 per share which represented a 20% discount to the closing price of our common stock on the date of the Agreement.

Effective August 12, 2009 Baden Energy Group Ltd. (“Baden”) purchased 319,419 units, at our request, pursuant to our July 6, 2009 Share Purchase Agreement with Baden at a price of $0.94 per unit or an aggregate of $300,000.  Each unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of our common stock at a price of $1.18 per share for a period of three years from issuance.

On August 12, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 62.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 27413).  The lease is subject to aggregate royalties of 18.25%.  The lease provides for conventional oil and gas drilling.  We intend to apply to the Bureau of Land Management for the issuance of a Combined Hydrocarbon Lease on the property which will allow us to also engage in tar sands extraction activity.  The lease is adjacent to the leases which are the subject of our July 25, 2009 and August 5, 2009 Purchase Agreements with Enercor.  We paid Enercor 300,000 shares of our common stock for the working interest.

On August 5, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 37.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 38076).  The lease is subject to aggregate royalties of 18.25%.  The lease provides for conventional oil and gas drilling.  We intend to apply to the Bureau of Land Management for the issuance of a Combined Hydrocarbon Lease on the property which will allow us to also engage in tar sands extraction activity.  The lease is adjacent to the leases which are the subject of our July 25, 2009 and August 12, 2009 Purchase Agreements with Enercor.  We paid Enercor 300,000 shares of our common stock for the working interest.

On July 25, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 35% – 40% interest in certain contract rights acquired by Enercor as the successor to an agreement (the “Tar Sand Rights Agreement”) granting rights to extract tar sand deposits pursuant to Combined Hydrocarbon Leases (“CHL’s”) to be issued by the Bureau of Land Management (“BLM”) covering approximately 33,632 acres of land in Southern Uintah County, Utah.  The issuance of the CHL’s is subject to regulatory requirements including, but not limited to, approvals of operating plans and environmental impact studies.  If the CHL’s are issued, the right to develop the tar sand deposits covered by the CHL’s will be assigned to Enercor, subject to a reserved overriding royalty and subject to certain third-party consent rights discussed below, and Enercor will, in turn, assign a 35% – 40% working interest in the tar sand deposit development rights granted by the CHL’s to us.  The Tar Sand Rights Agreement requires the approval of the other contracting party to the assignment to and by Enercor of the tar sand deposit rights (the “Contract Approval”).  We expect the BLM to issue the CHL’s upon the satisfactory completion of all regulatory requirements, expect the Contract Approval to be granted and hope to be able to commence tar sand extraction in approximately 10 months.  No assurance can be given, however, as to when and if the Contract Approval and Combined Hydrocarbon Leases will be granted and if granted, when we would be able to commence tar sand extraction activities.

We are required to pay Enercor an aggregate of up to $5,000,000 for the contract interest in a combination of cash ($500,000 to $1,000,000) and shares of our restricted common stock ($4,000,000).  The stock payment consisting of 4,147,237 shares of our common stock was made on July 31, 2009 (the “Initial Closing Date”).  The cash payments, each in the amount of $100,000 are required to be made at 30 day intervals following the Initial Closing Date.  To date we have made $300,000 in cash payments.  We have the option to limit our aggregate cash payments to $500,000.  To the extent we do so, we will acquire less than a 40% interest in the contract rights and receive an assignment, if applicable, of less than a 40% working interest.

On July 6, 2009 we entered into a Share Issuance Agreement (the “Agreement”) with Baden Energy Group Ltd. (“Baden”) pursuant to which Baden may, at our request, purchase units of our securities at a price equal to 80% of the volume weighted average of the closing price for our common stock for the ten business days immediately preceding the date we supply Baden with written notice of our request that they purchase units (the “Unit Price”).  Each unit will consist of one share of our restricted common stock and one common stock purchase warrant to purchase one share of our common stock for a period of three years from issuance at an exercise price equal to 125% of the Unit Price.  Each such request by us must be in the amount of not less than $100,000 of units and must be in multiples of $100,000.  We must use the proceeds from all unit sales for exploration activities, working capital and general corporate activities.  Baden may however, in its sole discretion, refuse to act on any request by us due to its determination that market conditions are unfavorable.

The Agreement is in effect until July 6, 2010 and is subject to extension for an additional six month term at the option of either party by providing the other party with written notice thereof prior to July 6, 2010.  During the term of the Agreement, as such may be extended, we may sell up to $6,000,000 of units to Baden, which amount may be increased by Baden, in its discretion, to $10,000,000.

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

The Agreement further provides that until July 6, 2010 we may only engage in equity financings and may not engage in debt financings.  The Agreement is not assignable or transferrable by Baden without our prior written consent, which consent may not be arbitrarily withheld.

ITEM 6.	EXHIBITS

(a)	Exhibits.

	10.1	Settlement Agreement effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation
	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA OIL AND GAS COMPANY

Dated: October 14, 2009	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive and
Accounting Officer