Form 10-Q
period 2009-11-30
Viper Resources,Inc.
filed 2010-01-14
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-52782

Viper Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Uptown Center 2100 West Loop South, Suite 900 Houston, Texas 77027
(Address of principal executive offices)

(832) 476-8941
(Registrant’s telephone number, including area code)

Cobra Oil & Gas Company
(Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of January 12, 2010 there were 78,485,154 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at November 30, 2009 and May 31, 2009	5

Statements of Operations for the three and six months ended November 30, 2009 and November 30, 2008 and the period from November 18, 2005 (inception) through November 30, 2009	6

Statements of Cash Flows for the six months ended November 30, 2009 and November 30, 2008 and the period from November 18, 2005 (inception) through November 30, 2009	7

Notes to Financial Statements	8

VIPER OIL & GAS COMPANY
fka COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	November 30,	May 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$384,580	$21,072
Total current assets	384,580	21,072

Property and equipment
Office equipment - net of $145 depreciation	2,751	-
Oil and gas properties, non producing, full cost method	5,906,000	180,000
	5,908,751	180,000

Other assets
Prepaid expenses	50,000	-

Total Assets	$6,343,331	$201,072

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,410	$3,560
Due to related party	100	123,603
Due on oil lease contract	600,000	-
Total current liabilities	601,510	127,163

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized; 72,140,000 issued and outstanding at May 31, 2009 and 78,484,884 issued and outstanding at November 30 , 2009	785	721
Additional paid-in capital	6,616,927	603,229
Deficit accumulated during the exploration stage	(875,891)	(530,041)

Total Stockholders' Equity	5,741,821	73,909

Total Liabilities and Stockholders' Equity	$6,343,331	$201,072

The accompanying notes are an integral part of these financial statements.

VIPER OIL & GAS COMPANY
fka COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)

					November 18,
					2005 (Inception)
					Through
	Three Months Ended November 30,		Six Months Ended November 30,		November 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising		-		-	1,495
Accounting	4,250	2,775	8,300	7,765	40,765
Delay rentals					2,944
Depreciation	145		145		145
Directors fees	-		12,500		12,500
Exploration costs	-	2,944		2,944	141,756
Insurance	10,000		10,000		10,000
Legal	77,718	15,000	100,551	43,715	221,226
Office expense	8,766	3,166	12,850	5,641	26,595
Rent	6,000	6,000	12,739	12,000	47,374
Telephone	1,326	1,973	1,747	3,783	7,609
Transfer agent	760	415	760	415	21,374
Travel	10,543	4,465	10,543	16,396	33,087
Management services	30,000	30,000	75,000	60,000	188,100
Website/investor communications	31,225	1,500	99,056	6,500	108,895

Total expenses	180,733	68,238	344,191	159,159	863,865

Loss from operations	(180,733)	(68,238)	(344,191)	(159,159)	(863,865)

Other income (expense)
(Interest)	-	(1,659)	(1,659)	(3,319)	(12,026)

Income (loss) before provision for income taxes	(180,733)	(69,897)	(345,850)	(162,478)	(875,891)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(180,733)	$(69,897)	$(345,850)	$(162,478)	$(875,891)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	78,384,884	72,020,435	78,384,884	72,020,435

Fully diluted average number of common shares outstanding	78,384,884	72,020,435	78,384,884	72,020,435

The accompanying notes are an integral part of these financial statements.

VIPER OIL & GAS COMPANY
fka COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)

			November 18,
			2005 (Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2009	2008	2009

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(345,850)	(162,478)	(875,891)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services			13,500
Non-cash expenses
Depreciation	145		145
Compensatory stock issuances	12,500		12,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(391)	229	22,325
Other assets	(50,000)		(50,000)
S/T receivable - prospect unwind		(134,437)
Exploration costs - lease write offs			(648)

Net cash provided by (used for) operating activities	(383,596)	(296,686)	(878,069)

Cash Flows From Investing Activities:
Fixed assets	(2,896)		(2,896)
Oil and gas properties	(400,000)	-	(591,871)
	(402,896)		(594,767)

Cash Flows From Financing Activities:
Sale of common stock	1,150,000	250,000	1,740,450
Deferred offering costs		-	-
Increase in due to related party		3,318	116,966

Net cash provided by (used for) financing activities	1,150,000	253,318	1,857,416

Net Increase (Decrease) in Cash	363,508	(43,368)	384,580

Cash at Beginning of Period	21,072	49,644	-

Cash at End of Period	$384,580	$6,276	$384,580

Schedule of Non-Cash Investing and Financing Activities
In fiscal year 2010 the Company paid cash of $400,000, issued 4,747,227 common shares valued at $4,726,000 and incurred debt of $600,000 in exchange for oil and gas properties valued at $5,726,000.
The Company also issued 153,508 common shares for debt relief of $125,262.
Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(Formerly Known as Cobra Oil & Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

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

VIPER RESOURCES, INC.
(Formerly Known as Cobra Oil & Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

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

VIPER RESOURCES, INC.
(Formerly Known as Cobra Oil & Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

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

VIPER RESOURCES, INC.
(Formerly Known as Cobra Oil & Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

As of November 30, 2009 we have taken no further action on this agreement.

On August 12, 2009 the Company entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation.  Therein the Company acquired a 62.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU 27413).  The lease is subject to aggregate royalties of 18.25%.  The lease provides for conventional oil and gas drilling.  The Company intends to apply to the Bureau of Land Management for the issuance of a Combined Hydrocarbon Lease on the property which will allow the Company to also engage in tar sands extraction activity.

On August 5, 2009 the Company entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation.  Therein the Company acquired a 37.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 38076).  The lease is subject to aggregate royalties of 18.25%.  The lease provides for conventional oil and gas drilling.  The Company intends to apply to the Bureau of Land Management for the issuance of a Combined Hydrocarbon Lease on the property which will allow the Company to also engage in tar sands extraction activity.

On July 25, 2009 the Company entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation.  Therein the Company acquired a 35% – 40% interest in certain contract rights acquired by Enercor, Inc. as the successor to a Tar Sand Rights Agreement granting rights to extract tar sand deposits pursuant to Combined Hydrocarbon Leases to be issued by the Bureau of Land Management covering approximately 33,632 acres of land in Southern Uintah County, Utah.  The issuance of the Combined Hydrocarbon Leases is subject to regulatory requirements including, but not limited to, approvals of operating plans and environmental impact studies.  If the Combined Hydrocarbon Leases are issued, the right to develop the tar sand deposits covered by the Combined Hydrocarbon Leases was to be assigned to Enercor, Inc. subject to a reserved overriding royalty and Enercor, Inc. was to, in turn, assign a 35% – 40% working interest in the tar sand deposit development rights granted by the Combined Hydrocarbon Leases to the Company.  On December 8, 2009 Enercor, Inc. entered into a Tar Sands Acquisition Agreement under which it is to receive, subject to a reserved overriding royalty, on or prior to January 15, 2010, the existing federal oil and gas leases on the subject property.  Upon the closing under the Tar Sands Acquisition Agreement, the Tar Sand Rights Agreement will be deemed void and of no further effect, Enercor, Inc. will have standing to deal directly with the Bureau of Land Management in connection with the request to have Combined Hydrocarbon Leases issued on the subject property, and if Combined Hydrocarbon Leases are issued on the property, they will be issued directly to Enercor, Inc. and Enercor, Inc. will be required to assign the working interest in the tar sands deposits to the Company.  The grant of the Combined Hydrocarbon Leases to Enercor, Inc. remains subject to satisfactory completion of all regulatory requirements.  On December 29, 2009 the Company restructured its arrangement with Enercor, Inc. from a purchase and sale arrangement to a joint venture arrangement for the joint development of the property’s tar sands deposits.  The Company has a 35% interest in the joint venture which corresponds with the 35% working interest that the Company will receive from Enercor, Inc. if the Combined Hydrocarbon Leases are issued.

NOTE 3.  RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2009 the Company negotiated a settlement with Mr. Doug Berry, a former officer and stockholder, to exchange common stock of the Company for monies that had been advanced to the Company by Mr. Berry. The terms of the agreement are that the Company issue 153,508 shares of common stock in exchange for release of debt amounting to $125,262.45 which includes $110,625.00 in principal and $14,637.45 of accrued interest. The shares were valued at $0.816 per share which represented a 20% discount to the closing price of our common stock on the date of the Agreement.

NOTE 4. LEASE

In May 2008 the Company entered into a one year office lease at a rate of $2,000 per month plus costs. Initial expenses recorded under this lease in 2008 were $4,890. The minimum required future payments under the lease for fiscal year end 2009 are approximately $24,000.

NOTE 5. WARRANTS

In May and June of 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $500,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. In fiscal year 2010 the Company sold 2,419,149 units to investors for cash at $.50 - $1.00 per unit, or $1,150,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices of $.40 - $1.25, exercisable anytime through dates from June 2011 through August 2012. No warrants were exercised through November 30, 2009, leaving a balance of 3,419,149 warrants outstanding. As the warrants are non-detachable, all proceeds from the unit sales have been allocated to common stock.

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

VIPER RESOURCES, INC.
(Formerly Known as Cobra Oil & Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

At May 31, 2008 and 2009 the Company had net operating loss carryforwards of approximately $230,000 and $520,000 which begin to expire in 2026. The deferred tax asset of approximately $73,000 and $166,000 in 2008 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $51,086 and $92,800.

At November 30, 2009 the Company incurred an additional $345,850 in net operating losses which are added to the previously accumulated losses and will be offset by an equivalent valuation allowance.

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

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Utah and Montana. We had minimal operations and generated no revenues during the quarter ended November 30, 2009 or the fiscal year ended May 31, 2009. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated July 24, 2009, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $875,891 and $530,041 as of November 30, 2009 and May 31, 2009, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Due to our increased activities, our operating expenses during the three and six months ended November 30, 2009 increased to $180,733 and $345,850 from $69,897 and $162,478 during the three and six months ended November 30, 2008.

Net Loss

We incurred a net loss for the three and six months ended November 30, 2009 of $180,733 and $345,850, respectively, and incurred a net loss for the three and six months ended November 30, 2008 of $69,897 and $162,478, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At November 30, 2009, we had a working capital deficit of $216,930 compared to a working capital deficit of $106,091 at May 31, 2009.  Current liabilities increased to $601,510 at November 30, 2009 from $127,163 at May 31, 2009.  The increase in current liabilities at November 30, 2009 compared to May 31, 2009 was due to amounts due on lease contracts.  Current assets increased to $384,580 at November 30, 2009 from $21,072 at May 31, 2009. The increase in current assets at November 30, 2009 compared to May 31, 2009 was due to an increase in cash.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 14, 2009, Cobra Oil & Gas Corporation, a Texas corporation (the “Plaintiff”), filed a complaint against us in the United States District Court for the Southern District of Texas, Houston Division (Case No. 4:09-cv-02601) seeking a preliminary injunction against us on the basis of alleged trademark infringement and unfair competition arising from our use of the name Cobra Oil & Gas in Texas.  Effective September 8, 2009, we entered into a Settlement Agreement with Plaintiff, pursuant to which we changed our name to Viper Resources, Inc. and ceased use of the name Cobra Oil & Gas Company and certain derivations thereof.  As a result of the Settlement Agreement, on October 8, 2009, the District Court dismissed Plaintiff’s action with prejudice, retaining jurisdiction to enforce the Settlement Agreement, if necessary.

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

On September 8, 2009 our board of directors and shareholders holding 39,147,237 of our then outstanding shares (approximately 51.3%) approved an amendment to our Articles of Incorporation to (i) change our name from Viper Resources, Inc. to Viper Resources, Inc.; and (ii) increase our authorized capitalization from 200,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value to 400,000,000 shares, consisting of 300,000,000 shares of common stock $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value.  The amendment of our Articles of Incorporation took effect on November 5, 2009.  The name was effected to resolve a name conflict with a Texas corporation operating as Cobra Oil & Gas Corporation.  After the name change, we have continued to operate in the same line of business and in the same manner that we were operating prior to the new change.

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

On July 25, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 35% – 40% interest in certain contract rights acquired by Enercor as the successor to an agreement (the “Tar Sand Rights Agreement”) granting rights to extract tar sand deposits pursuant to Combined Hydrocarbon Leases (“CHL’s”) to be issued by the Bureau of Land Management (“BLM”) covering approximately 33,632 acres of land in Southern Uintah County, Utah (the “Property”).  The issuance of the CHL’s is subject to regulatory requirements including, but not limited to, approvals of operating plans and environmental impact studies.  If the CHL’s are issued, the right to develop the tar sand deposits covered by the CHL’s was to be assigned to Enercor, subject to a reserved overriding royalty and certain third party consent rights, and Enercor was to, in turn, assign a 35% – 40% working interest (the “Working Interest”) in the tar sand deposit development rights granted by the CHL’s to us.  The Tar Sand Rights Agreement required the approval of the other contracting party to the assignment to and by Enercor of the tar sand deposit rights (the “Contract Approval”).  On December 8, 2009 the other contracting party to the Tar Sand Rights Agreement entered into a Tar Sands Acquisition Agreement (the “Tar Sands Acquisition Agreement”) with Enercor in which it agreed to assign to Enercor, on or prior to January 15, 2010, the existing federal oil and gas leases on the Property (the “Leases”), any CHL’s that may be subsequently issued on the Property, and all of such other contracting party’s rights in such Leases and CHL’s in exchange for $80,000, representing payment of certain out-of-pocket and legal fees incurred by such party in connection with the CHL conversion process, and a reserved overriding royalty.  Upon the closing under the Tar Sands Acquisition Agreement, the Tar Sand Rights Agreement, including the Contract Approval requirement thereunder, will be deemed void and of no further effect, Enercor will own the Leases and other rights described above, and Enercor will have standing to deal directly with the BLM in connection with the request to the BLM to issued CHL’s on the Property, which we expect will expedite the process.  Accordingly, when and if CHL’s are issued on the Property, they will be issued directly to Enercor and Enercor will be required to assign the Working Interest in the tar sands deposits to us without the necessity of first obtaining third party approval.  The grant of the CHL’s to Enercor remains subject to satisfactory completion of all regulatory requirements. We expect the BLM to issue the CHL’s but can offer no assurance as to when and if this will occur.

We were required to pay Enercor an aggregate of up to $5,000,000 for the contract interest in a combination of cash ($500,000 to $1,000,000) and shares of our restricted common stock ($4,000,000).  The stock payment consisting of 4,147,237 shares of our common stock was made on July 31, 2009 (the “Initial Closing Date”).  The cash payments, each in the amount of $100,000 were required to be made at 30 day intervals following the Initial Closing Date.  We have made $500,000 in cash payments.  We have determined to limit our aggregate cash payments to $500,000 and receive an assignment, if applicable, of a 35% working interest.

On December 29, 2009 we restructured our arrangement with Enercor from a purchase and sale arrangement to a joint venture arrangement for the joint development of the Property’s tar sand deposits.  We have a 35% interest in the joint venture which corresponds with the 35% working interest that we will receive from Enercor if the CHL’s are issued. The joint venture will be managed by Enercor. A formal joint venture agreement is expected to be prepared and executed in the near future. The restructuring of the arrangement had no material effect on our rights in the Property or our transaction costs.

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

VIPER RESOURCES, INC.

Dated: January 13, 2010	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive and
Accounting Officer