Form 10-Q
period 2010-02-28
Viper Resources,Inc.
filed 2010-04-13
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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

As of April 9, 2010 there were 79,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at February 28, 2010 and May 31, 2009	5

Statements of Operations for the three and nine months ended February 28, 2010 and February 28, 2009 and the period from November 18, 2005 (inception) through February 28, 2010	6

Statements of Cash Flows for the nine months ended February 28, 2010 and February 28, 2009 and the period from November 18, 2005 (inception) through February 28, 2010	7

Notes to Financial Statements	8

VIPER RESOURCES, INC.
fka COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	February 28,	May 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$270,041	$21,072
Total current assets	270,041	21,072

Property and equipment
Office equipment - net of $290 depreciation	2,606	-
Oil and gas properties, non producing, full cost method	5,906,000	180,000
	5,908,606	180,000
Other assets
Prepaid expenses	45,000	-

Total Assets	$6,223,647	$201,072

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,410	$3,560
Due to related party	100	123,603
Due on oil lease contract	500,000	-
Total current liabilities	501,510	127,163

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized; 72,140,000 issued and outstanding at May 31, 2009 and 79,090,944 issued and outstanding at Feb 28, 2010	791	721
Additional paid-in capital	6,716,922	603,229
Deficit accumulated during the exploration stage	(995,576)	(530,041)

Total Stockholders' Equity	5,722,137	73,909

Total Liabilities and Stockholders' Equity	$6,223,647	$201,072

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
fka COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)

					November 18, 2005 (Inception) Through
	Three Months Ended February 28,		Nine months ended February 28,		February 28,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising				-	1,495
Accounting	2,600	2,050	10,900	9,815	43,365
Delay rentals				2,944	2,944
Depreciation	145		290		290
Directors fees			12,500		12,500
Exploration costs					141,756
Financing fees	5,000		5,000		5,000
Insurance	5,000		15,000		15,000
Legal	51,766	40,258	152,317	83,974	272,992
Office expense	2,274	770	15,005	6,411	23,750
Rent	6,000	6,000	18,739	18,000	53,374
Telephone	882	1,063	2,629	4,851	8,491
Transfer agent	1,793	400	2,553	815	28,167
Travel	4,774	2,427	15,438	18,823	37,982
Management services	30,000	24,000	105,000	84,000	218,100
Website/investor communications	9,450	(293)	108,505	6,207	118,344

Total expenses	119,684	76,680	463,876	235,840	983,550

Loss from operations	(119,684)	(76,680)	(463,876)	(235,840)	(983,550)

Other income (expense)
(Interest)	-	(1,659)	(1,659)	(4,978)	(12,026)

Income (loss) before provision for income taxes	(119,684)	(78,339)	(465,535)	(240,818)	(995,576)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(119,684)	$(78,339)	$(465,535)	$(240,818)	$(995,576)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average number of common shares outstanding	78,585,894	72,140,000	78,585,894	72,140,000

Fully diluted average number of common shares outstanding	78,585,894	72,140,000	77,219,667	72,140,000

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
fka COBRA OIL & GAS COMPANY
(An Exploration Stage Company)
(Unaudited)

	Nine Months ended February 28,		November 18, 2005 (Inception) Through February 28,
	2010	2009	2010
Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(465,535)	(240,818)	(995,576)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services		(13,500)	13,500
Non-cash expenses
Depreciation	290		290
Compensatory stock issuances	12,500		12,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(390)	(721)	22,326
Other assets	(45,000)		(45,000)
Exploration costs - lease write offs			(648)

Net cash provided by (used for) operating activities	(498,135)	(255,039)	(992,608)

Cash Flows From Investing Activities:
Fixed assets	(2,896)		(2,896)
Oil and gas properties	(1,000,000)	-	(1,191 871)
	(1,002,896)		(1,194,767)

Cash Flows From Financing Activities:
Sale of common stock	1,250,000	250,000	1,840,450
Additional Paid in Capital		13,500	-
Contract payable	500,000		500,000
Increase in due to related party		4,978	116,966

Net cash provided by (used for) financing activities	1,750,000	268,478	2,457,416

Net Increase (Decrease) in Cash	248,969	13,439	270,041

Cash at Beginning of Period	21,072	49,644	-

Cash at End of Period	$270,041	$63,083	$270,041

Schedule of Non-Cash Investing and Financing Activities
In fiscal year 2010 the Company paid cash of $400,000, issued 4,747,227 common shares valued at $4,726,000 and incurred debt of $600,000 in exchange for oil and gas properties valued at $5,726,000.
The Company also issued 153.508 common shares for debt relief of $125,262.
Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Viper Resources, Inc. (the “Company”), was incorporated in the State of Nevada on November 18, 2005. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

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

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

During the quarter ended November 30, 2009 the Company acquired the leases mentioned above. It is the Company’s intent to pursue the necessary approvals from the U S Bureau of Land Management and once such approval is granted to begin the process of developing these leases. It is the expectation of the Company that these events should be concluded within the next twelve months.

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

NOTE 5. WARRANTS

In May and June of 2008 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $500,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. In fiscal year 2010 the Company sold 2,419,149 units to investors for cash at $.50 - $1.00 per unit, or $1,150,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices of $.40 - $1.25, exercisable anytime through dates from June 2011 through August 2012. During the quarter ended February 28, 2010 the company sold 606,060 units for cash at a price of $0.165 per unit. Each unit consisted of one share of common stock and one warrant with an exercise price of $0.20. No warrants were exercised through February 28, 2010, leaving a balance of 4,025,209 warrants outstanding. As the warrants are non-detachable, all proceeds from the unit sales have been allocated to common stock.

NOTE 6. INCOME TAX

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At May 31, 2008 and 2009 the Company had net operating loss carryforwards of approximately $230,000 and $520,000 which begin to expire in 2026. The deferred tax asset of approximately $73,000 and $166,000 in 2008 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $51,086 and $92,800.

At February 28, 2010 the Company incurred an additional $465,535 in net operating losses which are added to the previously accumulated losses and will be offset by an equivalent valuation allowance.

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

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Utah and Montana. We had minimal operations and generated no revenues during the quarter ended February 28, 2010 or the fiscal year ended May 31, 2009. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated July 24, 2009, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $995,576 and $530,041 as of February 28, 2010 and May 31, 2009, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

In May 2008 we acquired a two year option to purchase a 50% interest in certain oil and gas leases in Valley Creek, Montana. We have the right but not the obligation to drill a well on the lands covered by these leases prior to exercising the purchase option and earn a 50% working interest therein.

On each of July 25, 2009, August 5, 2009 and August 12, 2009 we entered into Purchase Agreements with Enercor Inc. pursuant to which we have acquired contract rights and working interests in leases located in Uintah County, Utah. For a more detailed discussion of these Purchase Agreements see Part II, Item 4 hereof.

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

Subject to receipt of necessary financing, we plan to spend approximately $1,000,000 in the next 12 months on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling.

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, officer’s salaries, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $300,000.  However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

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

Expenses

Due to our increased activities, our operating expenses during the three and nine months ended February 28, 2010 increased to $119,684 and $463,876 from $76,680 and $235,840 during the three and nine months ended February 28, 2009.

Net Loss

We incurred a net loss for the three and nine months ended February 28, 2010 of $119,684 and $465,535 respectively, and incurred a net loss for the three and nine months ended February 28, 2009 of $78,339 and $240,818, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At February 28, 2010, we had a working capital deficit of $231,469 compared to a working capital deficit of $106,091 at May 31, 2009.  Current liabilities increased to $501,510 at February 28, 2010 from $127,163 at May 31, 2009.  The increase in current liabilities at February 28, 2010 compared to May 31, 2009 was due to amounts due on lease contracts.  Current assets increased to $270,041 at February 28, 2010 from $21,072 at May 31, 2009. The increase in current assets at February 28, 2010 compared to May 31, 2009 was due to an increase in cash.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not presently a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 26, 2010, we sold 606,060 units to a single subscriber pursuant to a July 6, 2009 Share Purchase Agreement.  Each unit consists of one share of common stock and one common stock purchase warrant to purchase one additional share of common stock at a price of $0.20 per share for a period of three years from issuance.  The units were issued in reliance on Regulation S under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

Effective January 26, 2010 Baden Energy Group Ltd. (“Baden”) purchased 606,060 units, at our request, pursuant to our July 6, 2009 Share Purchase Agreement with Baden at a price of $0.165 per unit or an aggregate of $100,000.  Each unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of our common stock at a price of $0.20 per share for a period of three years from issuance.

On December 15, 2009 we entered into an addendum to a previous Advisory Agreement with Warren Dillard whereby in January 2010 we issued 25,000 registered shares of our common stock in consideration for his service on our Board of Advisors.  Under the terms of the Advisory Agreement, Mr. Dillard shall continue to serve as a member of the Advisory Board until at least July 5, 2010.

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

On July 25, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 35% – 40% interest in certain contract rights acquired by Enercor as the successor to an agreement (the “Tar Sand Rights Agreement”) granting rights to extract tar sand deposits pursuant to Combined Hydrocarbon Leases (“CHL’s”) to be issued by the Bureau of Land Management (“BLM”) covering approximately 33,632 acres of land in Southern Uintah County, Utah (the “Property”).  The issuance of the CHL’s is subject to regulatory requirements including, but not limited to, approvals of operating plans and environmental impact studies.  If the CHL’s are issued, the right to develop the tar sand deposits covered by the CHL’s was to be assigned to Enercor, subject to a reserved overriding royalty and certain third party consent rights, and Enercor was to, in turn, assign a 35% – 40% working interest (the “Working Interest”) in the tar sand deposit development rights granted by the CHL’s to us.  The Tar Sand Rights Agreement required the approval of the other contracting party to the assignment to and by Enercor of the tar sand deposit rights (the “Contract Approval”).  On December 8, 2009 the other contracting party to the Tar Sand Rights Agreement entered into a Tar Sands Acquisition Agreement (the “Tar Sands Acquisition Agreement”) with Enercor pursuant to which it assigned to Enercor the existing federal oil and gas leases on the Property (the “Leases”), any CHL’s that may be subsequently issued on the Property, and all of such other contracting party’s rights in such Leases and CHL’s in exchange for $80,000, representing payment of certain out-of-pocket and legal fees incurred by such party in connection with the CHL conversion process, and a reserved overriding royalty.  Upon the closing under the Tar Sands Acquisition Agreement, the Tar Sand Rights Agreement, including the Contract Approval requirement thereunder, was deemed void and of no further effect, Enercor owned the Leases and other rights described above, and Enercor now has standing to deal directly with the BLM in connection with the request to the BLM to issued CHL’s on the Property, which we expect will expedite the process.  Accordingly, when and if CHL’s are issued on the Property, they will be issued directly to Enercor and Enercor will be required to assign the Working Interest in the tar sands deposits to us without the necessity of first obtaining third party approval.  The grant of the CHL’s to Enercor remains subject to satisfactory completion of all regulatory requirements. We expect the BLM to issue the CHL’s but can offer no assurance as to when and if this will occur.

We were required to pay Enercor an aggregate of up to $5,000,000 for the contract interest in a combination of cash ($500,000 to $1,000,000) and shares of our restricted common stock ($4,000,000).  The stock payment consisting of 4,147,237 shares of our common stock was made on July 31, 2009 (the “Initial Closing Date”).  The cash payments, each in the amount of $100,000 were required to be made at 30 day intervals following the Initial Closing Date.  We determined to limit our aggregate cash payments to $500,000, all of which have been made, and receive an assignment, if applicable, of a 35% working interest.

On December 29, 2009 we agreed to restructure our arrangement with Enercor from a purchase and sale arrangement to a joint venture arrangement for the joint development of the Property’s tar sand deposits.  During the quarter ended February 28, 2010 we and Enercor determined to forgo the restructuring and leave the transaction as a purchase and sale arrangement. The determination to leave the transaction as a purchase and sale arrangement had no material effect on our rights in the Property or our transaction costs.

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

On January 28, 2010, we entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of our common stock over a period of thirty-six months (the “Equity Line”).  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price shall be set at 94% of the highest posted bid price for our common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that we are entitled to put in any one notice shall be equal to either (i) 200% of the average daily trading volume for our common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the put date or (ii) $100,000.   The Investor will not be obligated to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of our common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Pursuant to the terms of a Registration Rights Agreement dated January 28, 2010 between us and the Investor, on February 25, 2010 we filed a registration statement (the “Registration Statement”) with the SEC to register the resale by the Investor of up to 25,000,000 shares of the common stock underlying the Investment Agreement.  On April 6, 2010 we filed Amendment No. 1 to the Registration Statement and pursuant to a cut-back comment from the SEC Staff, reduced the number of shares being registered under the Registration Statement to 14,500,000.  We are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC on or before May 26, 2010.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER RESOURCES, INC.

Dated: April 13, 2010	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive and
Accounting Officer