Form 10-K
period 2010-05-31
Viper Resources,Inc.
filed 2010-08-27
CIK 1350421

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2010
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52782

VIPER RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Uptown Center 2100 West Loop South, Suite 900 Houston, Texas	77002
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (832) 476-8941

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 30, 2009, there were 78,484,884 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 43,484,884 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $11,306,069 based on the average of the closing bid and ask price of $0.26 for the registrant’s common stock on November 30, 2009.

As of August 25, 2010 there were 79,116,214 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.

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

All references in this Form 10-K to the “Company,” “Viper,” “we,” “us” or “our” are to Viper Resources, Inc.

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

On May 22, 2008 we entered into a Memorandum of Intent with Coastal Petroleum Company (“Coastal”) which outlined the terms and conditions under which Coastal was willing to enter into a formal agreement with us on certain oil and gas leases owned by Coastal in Valley Creek, Montana. The leases involve approximately 82,800 net acres. Under the leases, Coastal has a 100% working interest with between 75.5% to 80.5% net revenue interests. Pursuant to the Memorandum of Intent, on May 23, 2008 we paid Coastal $180,000 in exchange for a two year option to purchase a 50% interest in the leases for $1,000,000. The option expired on June 10, 2010. Prior to exercising the purchase option, we had the right to drill a well at our expense on the leases and earn a 50% working interest in the spacing unit if the well was a producer and we made full payment for the 50% working interest. We had no obligation however, to drill any well on the leases before we exercised our right to purchase the 50% interest in the leases from Coastal. On June 10, 2008 we entered into a formal agreement with Coastal with respect to the foregoing.

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

On July 25, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 35% – 40% interest in certain contract rights acquired by Enercor as the successor to an agreement (the “Tar Sand Rights Agreement”) granting rights to extract tar sand deposits pursuant to Combined Hydrocarbon Leases (“CHL’s”) to be issued by the Bureau of Land Management (“BLM”) covering approximately 33,632 acres of land in Southern Uintah County, Utah (the “Property”).  The issuance of the CHL’s is subject to regulatory requirements including, but not limited to, approvals of operating plans and environmental impact studies.  If the CHL’s are issued, the right to develop the tar sand deposits covered by the CHL’s was to be assigned to Enercor, subject to a reserved overriding royalty and certain third party consent rights, and Enercor was to, in turn, assign a 35% – 40% working interest (the “Working Interest”) in the tar sand deposit development rights granted by the CHL’s to us.  The Tar Sand Rights Agreement required the approval of the other contracting party to the assignment to and by Enercor of the tar sand deposit rights (the “Contract Approval”).  On December 8, 2009 the other contracting party to the Tar Sand Rights Agreement entered into a Tar Sands Acquisition Agreement (the “Tar Sands Acquisition Agreement”) with Enercor pursuant to which it assigned to Enercor the existing federal oil and gas leases on the Property (the “Leases”), any CHL’s that may be subsequently issued on the Property, and all of such other contracting party’s rights in such Leases and CHL’s in exchange for $80,000, representing payment of certain out-of-pocket and legal fees incurred by such party in connection with the CHL conversion process, and a reserved overriding royalty.  Upon the closing under the Tar Sands Acquisition Agreement, the Tar Sand Rights Agreement, including the Contract Approval requirement thereunder, was deemed void and of no further effect, Enercor owned the Leases and other rights described above, and Enercor now has standing to deal directly with the BLM in connection with the request to the BLM to issued CHL’s on the Property. Accordingly, when and if CHL’s are issued on the Property, they will be issued directly to Enercor and Enercor will be required to assign the Working Interest in the tar sands deposits to us without the necessity of first obtaining third party approval.  The grant of the CHL’s to Enercor remains subject to satisfactory completion of all regulatory requirements. We expect the BLM to issue the CHL’s but can offer no assurance as to when and if this will occur.

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

On August 5, 2009 we entered into a Purchase Agreement with Enercor.  Therein we acquired a 37.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 38076).  The lease is subject to aggregate royalties of 18.25%.  The lease provides for conventional oil and gas drilling.  We intend to apply to the Bureau of Land Management for the issuance of a Combined Hydrocarbon Lease on the property which will allow us to also engage in tar sands extraction activity. The lease is adjacent to the leases which are the subject of our July 25, 2009 and August 12 2009 Purchase Agreements with Enercor.  We paid Enercor 300,000 shares of our common stock for the working interest.

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

On July 6, 2009 we entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with Baden Energy Group Ltd. (“Baden”) pursuant to which Baden could, at our request, purchase units of our securities at a price equal to 80% of the volume weighted average of the closing price for our common stock for the ten business days immediately preceding the date we supplied Baden with written notice of our request that they purchase units (the “Unit Price”).  Each unit purchased consisted of one share of our restricted common stock and one common stock purchase warrant to purchase one share of our common stock for a period of three years from issuance at an exercise price equal to 125% of the Unit Price.  Each such request by us was required to be in the amount of not less than $100,000 of units and required to be in multiples of $100,000.  We were required to use the proceeds from all unit sales for exploration activities, working capital and general corporate activities.  Baden could however, in its sole discretion, refuse to act on any request by us due to its determination that market conditions were unfavorable.

The Share Issuance Agreement was in effect until July 6, 2010. During the term of the Share Issuance Agreement, we were able to sell up to $6,000,000 of units to Baden, which amount could be increased by Baden, in its discretion, to $10,000,000.

During the period ending July 6, 2010, we could not discuss, solicit, negotiate or engage in any investment or corporate financing agreements without the prior written consent of Baden, which consent could not be arbitrarily withheld. Further, Baden had a right of first refusal during such period on all of our proposed financings with third parties.  The foregoing right of Baden to prohibit our discussion, solicitation, negotiation or engagement in investment or corporate financing agreements or to maintain a right of first refusal was to be of no further force or effect, however, in the event Baden refused a unit purchase request from us by reason of unfavorable market conditions.

The Share Issuance Agreement further provided that until July 6, 2010 we could only engage in equity financings and could not engage in debt financings.  The Share Issuance Agreement was not assignable or transferrable by Baden without our prior written consent, which consent could not be arbitrarily withheld.

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

Effective September 22, 2009 Baden purchased 600,000 units, at our request, pursuant to our Share Issuance Agreement with Baden at a price of $1.00 per unit or an aggregate of $600,000.  Each unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of our common stock at a price of $1.25 per share for a period of three years from issuance.

Effective February 23, 2010 Baden purchased 606,060 units, at our request, pursuant to our Share Issuance Agreement with Baden at a price of $0.165 per unit or an aggregate of $100,000.  Each unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of our common stock at a price of $0.20 per share for a period of three years from issuance.

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

Pursuant to the terms of a Registration Rights Agreement dated January 28, 2010 between us and the Investor, on February 25, 2010 we filed a registration statement (the “Registration Statement”) with the SEC to register the resale by the Investor of up to 25,000,000 shares of the common stock underlying the Investment Agreement.  On April 6, 2010 we filed Amendment No. 1 to the Registration Statement and pursuant to a cut-back comment from the SEC Staff, reduced the number of shares being registered under the Registration Statement to 14,500,000. On June 1, 2010 we withdrew the registration statement and filed a new registration statement on June 2, 2010 under which we are seeking to register 14,705,000 shares. We are obligated to use all commercially reasonable efforts to have the registration statement declared effective as soon as possible.

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

Advisory Board

Effective July 6, 2009, we formed an advisory board and appointed Warren Dillard as the initial member thereof.  Mr. Dillard has over 40 years of business experience in a vast array of activities in investment management, corporate financial management and early-stage capital formation, for both public and private investment funds and operating companies in a wide range of businesses.  He is presently serving as the Chief Executive Officer of Enertech Energy, Inc. (“Enertech”), a Los Angeles based energy company and is the Chief Financial Officer of Enercor, Inc., a subsidiary of Enertech.  He received his BBA in Accounting from Texas A&M University and his MBA in Finance with Honors from the Harvard Business School.  We agreed to pay Mr. Dillard an aggregate of 50,000 shares of our common stock for each year of services on the advisory board, the first 25,000 of which were issued in connection with the appointment.  The second 25,000 shares were issued in January 2010. We did not appoint Mr. Dillard for a second year and do not presently maintain an advisory board.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended May 31, 2010 and May 31, 2009 we made no expenditures on research and development.

Employees

As of August 25, 2010 our only employee is our sole executive officer.

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

In addition our filings can be viewed on our Internet site at www.viper-resources.com.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 2100 West Loop South, Suite 900, Houston, TX 77027 and cover an area of approximately 350 square feet. We utilize these offices pursuant to a lease that commenced on May 13, 2008 and continued through May 21, 2010. Thereunder we paid base rent of $2,000 per month. On May 21, 2010 we renewed the lease for a six month term at a base monthly rental rate of $1,380.

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

ITEM 4.	(RESERVED)

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

Quarter Ended	High Bid	Low Bid

May 31, 2010	$0.141	$0.035
February 26, 2010	$0.27	$0.125
November 30, 2009	$1.16	$0.25
August 31, 2009	$1.53	$0.46
May 31, 2009	$1.00	$0.47
February 28, 2009	$0.90	$0.25
November 30, 2008	$0.25	$0.25
August 31, 2008	$0.25	$0.25
May 31, 2008	$0.25	$0.007
February 29, 2008	$0.007	$0.007
November 30, 2007	$0.007	$0.007
August 31, 2007	$0.007	$0.007

Holders

As of May 31, 2010 there were approximately 50 record holders of our common stock.

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

Pursuant to the terms of a Registration Rights Agreement dated January 28, 2010 between us and the Investor, on February 25, 2010 we filed a registration statement (the “Registration Statement”) with the SEC to register the resale by the Investor of up to 25,000,000 shares of the common stock underlying the Investment Agreement.  On April 6, 2010 we filed Amendment No. 1 to the Registration Statement and pursuant to a cut-back comment from the SEC Staff, reduced the number of shares being registered under the Registration Statement to 14,500,000. On June 1, 2010 we withdrew the registration statement and filed a new registration statement on June 2, 2010 under which we are seeking to register 14,705,000 shares. We are obligated to use all commercially reasonable efforts to have the registration statement declared effective as soon as possible.

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

Effective August 12, 2009 we sold 319,419 units to a single subscriber pursuant to a July 6, 2009 Share Issuance Agreement.  Each unit consists of one share of common stock and one common stock purchase warrant to purchase one additional share of common stock at a price of $1.18 per share for a period of three years from issuance.  The units were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Effective September 22, 2009 we sold 600,000 units to a single subscriber pursuant to a July 6, 2009 Share Issuance Agreement.  Each unit consists of one share of common stock and one common stock purchase warrant to purchase one additional share of common stock at a price of $1.25 per share for a period of three years from issuance.  The units were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Effective February 23, 2010 we sold 606,000 units to a single subscriber pursuant to a July 6, 2009 Share Issuance Agreement.  Each unit consists of one share of common stock and one common stock purchase warrant to purchase one additional share of common stock at a price of $0.20 per share for a period of three years from issuance.  The units were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

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

We are in the exploration stage as an oil and gas exploration company and during the year ended May 31, 2010 we engaged in limited oil and gas activities.  We had minimal operations and generated no revenues during the fiscal year ended May 31, 2010. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisitions.

At the present time, we have no developed properties and no production.

In its report dated August 10, 2010, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,326,754 as of May 31, 2010. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

On July 25, 2009, August 5, 2009 and August 12, 2009 we entered into Purchase Agreements with Enercor Inc. pursuant to which we have acquired contract rights and working interests in leases located in Uintah County, Utah (see ITEM 1. BUSINESS”).

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

Expenses

We had operating expenses of $5,790,054 and $279,350 for the years ended May 31, 2010 and 2009 respectively.  The increase in operating expenses during the year ended May 31, 2010 was primarily attributable to write downs of oil and gas properties, website expenses and increased legal expenses.

Net Loss

We incurred net losses for the years ended May 31, 2010 and 2009 of $5,796,713 and $285,988, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At May 31, 2010 we had working capital of $198,997 compared to a working capital deficit of $106,091 at May 31, 2009.  Current liabilities decreased to $3,560 at May 31, 2010 from $127,163 at May 31, 2009.  Current assets increased to $202,557 at May 31, 2010 from $21,072 at May 31, 2009.

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

In May, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”.  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including Massimiliano Pozzoni, our chief executive and financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2010, our disclosure controls and procedures were effective.

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

With the participation of Massimiliano Pozzoni, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of May 31, 2010 based on the COSO framework criteria.

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

Changes in Internal Controls

During the fiscal quarter ended May 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of May 31, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Massimiliano Pozzoni	President, Secretary, Treasurer, CEO, CFO, and Director	33	March 21, 2008

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

Board of Directors; Board Committees

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our limited business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Massimiliano Pozzoni, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Corporate Governance

Leadership Structure

Our board has 1 member, Massimiliano Pozzoni. Accordingly we have not designated a chairman.

We are a small, exploration stage company which has yet to achieve operating revenues. Our sole director, Mr. Pozzoni, also serves as our sole executive officer.  We believe that our present management structure is appropriate for a company of our size and state of development.

Our board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

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

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Viper Resources, Inc. at Uptown Center, 2100 West Loop South, Houston, TX 77002.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended May 31, 2010, 2009, and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended May 31, 2010 that received annual compensation during the fiscal year ended May 31, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Massimiliano	2010	99,000	0	0	0	0	0	0	99,000
Pozzoni(1),	2009	105,000	0	0	0	0	0	0	105,000
Chief Executive	2008	0	0	0	0	0	0	0	0
and Financial
Officer

(1)	Effective March 21, 2008 Massimiliano Pozzoni was appointed as our President, Treasurer, Secretary, and Principal Executive and Financial Officer.

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

Effective January 1, 2009 Massimiliano Pozzoni agreed to a temporary reduction in the monthly payment due to him under his employment agreement from $10,000 to $7,000.  Effective January 1, 2010 Mr. Pozzoni’s monthly salary was restored to $10,000.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of May 31, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of May 31, 2009.  Except as otherwise indicated, each person’s address is c/o Viper Resources, Inc., Uptown Center, 2100 North Loop South, Suite 400, Houston, TX 77002.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

		Amount and Nature
		of Beneficial	Percentage of
Name of Beneficial Owner	Title of Class	Ownership(1)	Class(2)

Massimiliano Pozzoni	Common Stock, $0.00001 par value	35,000,000 shares owned directly	44.24%

Banque SCS Allicance SA Route de Chancy 6B Case Postal 64 CH-1211, Geneva 8 Switzerland	Common Stock, $0.00001 par value	4,000,000 shares owned directly (3)	5.05%

All directors and executive officers as a group (1 person)	Common Stock, $0.00001 par value	35,000,000 shares	44.24%

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

(2)	There were 79,116,214 shares of common stock issued and outstanding on May 31, 2010.

(3)	Includes 2,000,000 shares underlying presently exercisable warrants.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As discussed in greater detail in Item 10. Executive Compensation - Employment Agreements, on June 5, 2008 we entered into a one year Executive Employment Agreement with Massimiliano Pozzoni, which provided for the payment of an annual salary of $120,000 or $10,000 per month.  Effective January 1, 2009 Mr. Pozzoni agreed to a temporary reduction in the monthly payment due to him under the Executive Employment Agreement from $10,000 to $7,000 per month. Effective January 1, 2010 the monthly payment amount was restored to $10,000.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2010	Fiscal year ended May 31, 2009

Audit fees (1)	$8,500	$9,800

Audit-related fees (2)	0	-0-

Tax fees (3)	0	-0-

All other fees (4)	0	-0-

Total fees	$8,500	$9,800

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	3.1	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)

3.3	3.2	Bylaws (1)

4.1	4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)

4.2	4.1	Warrant dated September 22, 2009 excercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)

10.1	10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

10.2	10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	10.1	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)

Exhibit No.	SEC Report Reference No.	Description

10.5	10.1	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)

10.6	10.1	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (7)

10.7	10.1	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (8)

10.8	10.2	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (8)

10.9	10.1	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (10)

10.10	10.1	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (11)

10.11	10.1	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (12)

10.12	10.1	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (13)

10.13	10.13	July 6, 2009 Advisory Board Agreement with Warren Dillard (14)

10.14	10.1	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.15	10.2	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.16	10.1	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (15)

14.1	14.1	Code of Ethics (9)

21	*	Subsidiaries of Registrant

31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1/32.22	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

* Filed herewith.

(1)
Filed as an exhibit, numbered as indicated above, to Registrant’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on July 25, 2006, which exhibit is incorporated herein by reference.

(2)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K, dated October 14, 2009, as filed with the Securities and Exchange Commission on February 3, 2010, which exhibit is incorporated herein by reference.

(3)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 12, 2009, as filed with the Securities and Exchange Commission on August 17, 2009, which exhibit is incorporated herein by reference.

(4)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated September 22, 2009, as filed with the Securities and Exchange Commission on September 25, 2009, which exhibit is incorporated herein by reference.

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

(12)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 5, 2009, as filed with the Securities and Exchange Commission on August 11, 2009, which exhibit is incorporated herein by reference.

(13)
Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 12, 2009, as filed with the Securities and Exchange Commission on August 17, 2009, which exhibit is incorporated herein by reference.

(14)
Filed as an exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended May 31, 2009, as filed with the Securities and Exchange Commission on August 20, 2009, which exhibit is incorporated herein by reference.

(15)
Filed as an exhibit, numbered as indicated above, to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, as filed with the Securities and Exchange Commission on October 15, 2009, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER RESOURCES, INC.

Dated: August 26, 2010	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni, President and
Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of August, 2010.

/s/ Massimiliano Pozzoni	August 26, 2010
Massimiliano Pozzoni, President, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of May 31, 2010 and 2009 (audited)	F-3

Statements of Operations for the Years Ended May 31, 2010 and 2009 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2010 (audited)	F-4

Statements of Stockholders’ Equity for the period from November 18, 2005 (dated of inception) through May 31, 2010 (audited)	F-5

Statements of Cash Flows for the Years Ended May 31, 2010 and 2009 (audited) and the for the period from November 18, 2005 (dated of inception) through May 31, 2010 (audited)	F-6

Notes to Financial Statements (audited)	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Viper Resources, Inc.
(formerly Cobra Oil and Gas Company)
Houston, Texas

I have audited the accompanying balance sheets of Viper Resources, Inc., an exploration stage company, as of May 31, 2010  and 2009  and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Viper Resources, Inc. as of May 31, 2010  and 2009,  and the results of its operations and its cash flows for the years then ended, and for the period from November 18, 2005 (inception) through May 31, 2010  in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
August 10, 2010	RONALD R. CHADWICK, P.C.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
BALANCE SHEET

	May 31,
	2010	2009

ASSETS

Current assets
Cash	$202,557	$21,072
Total current assets	202,557	21,072

Property and equipment
Office equipment net of $434 depreciation	2,462
Oil and gas properties, non producing, full cost method	96,000	180,000
Total property and equipment	98,462	180,000

Other assets
Prepaid expenses	20,000	-
Total other assets	20,000	-

Total Assets	$321,019	$201,072

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,050	$3,560
Due to related party	1,510	123,603
Total current liabilities	3,560	127,163

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
72,140,000 issued and outstanding at May 31, 2009
and 79,116,214 issued and outstanding at May 31, 2010	791	721
Additional paid-in capital	6,643,422	603,229
Deficit accumulated during the exploration stage	(6,326,754)	(530,041)

Total Stockholders' Equity	317,459	73,909

Total Liabilities and Stockholders' Equity	$321,019	$201,072

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statement of Operations

			November 18,
			2005 (Inception)
			Through
	Year Ended May 31,		May 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Advertising	-	-	1,495
Accounting	12,950	11,865	45,415
Bank charges	2,897	1,186	7,142
Delay rentals	-	2,944	2,944
Depreciation	434		434
Director's fees	17,000		17,000
Exploration costs	-	-	129,885
Insurance	40,000		40,000
Legal	169,817	91,474	290,492
Office expense	15,501	5,921	25,001
Rent	24,739	24,000	59,374
Telephone	3,219	5,862	9,081
Transfer agent	2,553	1,215	23,167
Travel	15,438	20,044	37,982
Management services	135,000	105,000	248,100
Write downs - oil and gas properties	5,232,000		5,243,871
Website - investor communications	118,506	9,839	128,345

Total expenses	5,790,054	279,350	6,309,728

Loss from operations	(5,790,054)	(279,350)	(6,309,728)

Other income (expense)
Interest expense	(6,659)	(6,638)	(17,026)
Total other income (expense)	(6,659)	(6,638)	(17,026)

Income (loss) before provision for income taxes	(5,796,713)	(285,988)	(6,326,754)

Provision for income tax			-

Net income (loss)	$(5,796,713)	$(285,988)	$(6,326,754)

Net income (loss) per share
(Basic)	$(0.08)	$(0.00)

(Fully diluted)	$(0.08)	$(0.00)

Weighted average number of
common shares outstanding	75,960,189	72,098,333

Fully diluted weighted average number
of common shares outstanding	75,960,189	72,098,333

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accum.
			Additional		During the	Stock
	Common Stock		Paid-in	Donated	Exploration	holders'
	Shares	Amount	Capital	Capital	Stage	Equity

Balances at November 18, 2005	-	$-	$-	$-	$-	$-

November 30, 2005. 5,000,000 shares
of common stock issued for cash of
$5,000 to a founder, for
$0.00001 per share	5,000,000	50				50

Donated services and rent				3,000		3,000
Gain (loss) for the period from
November 18, 2005 (Inception)
through May 31, 2006					(4,874)	(4,874)

Balances at May 31, 2006	5,000,000	50	-	3,000	(4,874)	(1,824)

April 12, 2007, 1,004,000 shares
of common stock issued for cash
at $0.10 per share	1,004,000	10	90,390			90,400
Donated services and rent				6,000		6,000
Gain (loss) for the year					(47,360)	(47,360)

Balances at May 31, 2007	6,004,000	60	90,390	9,000	(52,234)	47,216

April 16, 2008, 4,000,000 shares
were returned by M. Pozzoni	(4,000,000)	(40)	40			-
for cancellation

April 22, 2008, forward split of
35:1 declared by directors	68,136,000	681	(681)			-

May 22, 2008, 1,000,000 units
consisting of 1 share and 1
warrant exercisable at $0.40
issued for cash at $0.25 per unit	1,000,000	10	249,990			250,000

Donated services and rent				4,500		4,500
Gain (loss) for the period					(191,819)	(191,819)

Balances at May 31, 2008	71,140,000	711	339,739	13,500	(244,053)	109,897

June 11, 2008, 1,000,000 units
consisting of 1 share and 1
warrant exercisable at $0.40
issued for cash at $0.25 per unit	1,000,000	10	249,990			250,000

Reclassify donated capital			13,500	(13,500)		-
Loss for the year					(285,988)	(285,988)

Balances at May 31, 2009	72,140,000	721	603,229	-	(530,041)	73,909

June 23, 2009, 100,000 units consisting
of 1 share and 1 warrant exerciseable
at $0.80 issued for cash at
$0.50 per unit	100,000	1	49,999			50,000

July 6, 2009 shares issued for services	25,000		12,500			12,500

July 21, 2009, 200,000 units consisting
of 1share and 1 warrant exerciseable
at $0.80 issued for cash at
$0.50 per unit	200,000	2	99,998			100,000

July 25, 2009 issuance for down
payment to Enercor for Utah lease	4,147,227	42	3,999,958			4,000,000

July 30, 2009, 200,000 units consisting
of 1 share and 1 warrant exerciseable
at $0.80 issued for cash at
$0.50 per unit	200,000	2	99,998			100,000

August 5, 2009 issuance for 37.5%
working interest in Utah lease	300,000	3	335,997			336,000

August 12, 2009, issuance for 62.5%
working interest in Utah lease	300,000	3	311,997			312,000

August 12, 2009, 319,419 units consisting
of 1 share and 1 warrant exerciseable
at $1.18 issued for cash at $0.94
per unit	319,149	3	299,997			300,000

August 31, 2009, settlement of debt with
former Company officer	153,508	2	125,261			125,263

September 22, 2009, 600,000 units
consisting of 1 share and 1 warrant
exerciseable at $1.25 issued for cash
at $1.00 per unit	600,000	6	599,994			600,000

Jan 6, 2010 - Shares issued for advisor
services	25,000		4,500			4,500

February 23, 2010, 606,060 units
consisting of 1 share and 1 warrant
exerciseable at $0.20 issued for cash
at $0.165 per unit	606,060	6	99,994			100,000

Fractional shares	270					-

Gain (loss) for the period					(5,796,713)	(5,796,713)

Balances at May 31, 2010	79,116,214	$791	$6,643,422	$-	$(6,326,754)	$317,459

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statement of Cash Flows

			November 18,
			2005 (Inception)
	Year Ended		Through
	May 31,		May 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(5,796,713)	(285,988)	(6,326,754)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	-	-	13,500
Non-cash expenses
Depreciation	434		434
Compensatory stock issuances	17,000		17,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,660	7,416	11,857
Other assets	(20,000)		(20,000)
Exploration costs - lease write downs	5,232,000	-	5,243,871
Net cash provided by (used for)
operating activities	(565,619)	(278,572)	(1,060,092)

Cash Flows From Investing Activities:
Fixed assets	(2,896)		(2,896)
Oil and gas properties	(500,000)	-	(691,871)
Net cash flows from investing activities	(502,896)		(694,767)

Cash Flows From Financing Activities:
Sale of common stock	1,250,000	250,000	1,840,450
Increase in due to related party		-	116,966

Net cash provided by (used for)
financing activities	1,250,000	250,000	1,957,416

Net Increase (Decrease) in Cash	181,485	(28,572)	202,557

Cash at Beginning of Period	21,072	89,379	-

Cash at End of Period	$202,557	$60,807	$202,557

Schedule of Non-Cash Investing and Financing Activities
In fiscal year 2010 the Company paid cash of $500,000 and issued 4,747,227 common shares valued at $4,648,000 in exchange for oil and gas properties valued at $5,148,000.
The Company issued 153,508 common shares for debt relief of $125,263.

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Viper Resources, Inc., formerly Cobra Oil and Gas Company (the “Company”), was incorporated in the State of Nevada on November 18, 2005. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Exploration Stage

The Company is currently in the exploration stage and has no significant operations.

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

Income Tax

The Company accounts for income taxes under Accounting Standards Codified No. 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheets, approximates fair value.

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

NOTE 2. OIL AND GAS PROPERTIES

The Company expensed $180,000 in Montana leases to exploration costs in fiscal year 2010. This was due to an option expiration that was not exercised.

During the current year the Company entered into working interest purchase agreements with Enercor, Inc. (A Nevada Corporation) with respect to three leases. The first of these gives the Company a 35% working interest in the “Tar Sands” components of the lease acreage, covering approximately 33,632 acres located in Southern Uintah County, Utah, when and if exploration permission is granted by the U S Bureau of Land Management. The transaction was originated in July of 2009 with a value of $4,500,000 consisting of $4,000,000 in stock and $500,000 cash. Due to lack of action on the part of the U S Bureau of Land Management, and the current degree of uncertainty with regard to tar sand extraction techniques as applied to the Company’s lease holdings, the lease was written down to a value of $0 as of the end of the fiscal year.

The second of these leases is a State of Utah BLM lease in which other parties retain a 62.5% working interest. We have received a 37.5% working interest from Enercor, Inc. in approximately 640 acres which has rights for oil and gas drilling and in which we are seeking additional rights to the tar sands in the area from the U S Bureau of Land Management. The lease was acquired in August of 2009 and valued at $336,000 and was bought through the issuance of Company stock. At the fiscal year end the fair market value was determined to be $36,000, with the Company taking a write down expense of $300,000.

The third of these leases is a State of Utah BLM lease in which other parties retain a 37.5% working interest after our purchase of a 62.5% working interest from Enercor. This lease has oil and gas drilling rights and we are seeking approval for the tar sands also. This lease was acquired in July of 2009 through the issuance of Company stock valued at $312,000. At the fiscal year end the fair market value was determined to be $60,000, with the Company taking a write down expense of $252,000.

The acquisition of each of these leases was accomplished primarily through the issuance of new shares of Company common stock.

NOTE 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2010, the Company negotiated a settlement with Mr. Doug Berry, a former officer and stockholder, to exchange common stock of the Company for monies that had been advanced to the Company by Mr. Berry. The terms of the agreement are that the Company issue 153,508 shares of common stock in exchange for release of debt amounting to $125,263 which includes $110,625 in principal and $14,638 of accrued interest. The shares were valued at $0.816 per share which represented a 20% discount to the closing price of our common stock on the date of the Agreement.

The chief executive officer of Enercor, Inc. , a company from which Viper Resources, Inc. purchased various lease interests in fiscal year 2010 for $5,148,000, also sits on the advisory board of Viper Resources, Inc. and is a shareholder in the Company.

NOTE 4. OFFICE LEASE

In May 2008 the Company entered into a one year office lease, automatically renewable each year for one year until terminated by the landlord or tenant, at a rate of $2,000 per month plus costs. Lease expenses recorded under this lease in 2010 and 2009 were approximately $24,000 each year. The minimum required payments under the lease for fiscal year end 2011 are approximately $24,000.

NOTE 5. WARRANTS

At May 31, 2008 the Company had 1,000,000 common stock purchase warrants outstanding, originally sold as part of a unit, allowing the holder to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. In fiscal year 2009 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through June 9, 2011. At May 31, 2009 none of the warrants had been exercised, leaving a year end balance of 2,000,000 warrants. The entire value of the units of $250,000 was assigned to the common stock as the warrants are non-detachable.

In fiscal year 2010 the Company sold 2,025,209 units to investors for cash at prices from $.17 - $1.00 per unit, or $1,250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices ranging from of $.20 - $1.25 , anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010 none of the warrants had been exercised or had expired, leaving a year end balance of 4,025,209 warrants.

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

At May 31, 2010 and 2009 the Company had net operating loss carryforwards of approximately $6,313,000 and $520,000 which begin to expire in 2026. The deferred tax asset of approximately $2,210,000 and $180,000 in 2010 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2009 was $2,030,000 and $100,000.

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

NOTE 8. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at May 31, 2010 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Utah, net                                                                $96,000.

Capitalized costs at May 31, 2009 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Montana, net                                                        $180,000.