Form 10-Q
period 2010-08-31
Viper Resources,Inc.
filed 2010-10-13
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

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

As of October 11, 2010 there were 84,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at August 31, 2010 (Unaudited) and May 31, 2010	5

Statements of Operations for the three months ended
August 31, 2010 and August 31, 2009 (Unaudited) and the period from
November 18, 2005 (inception) through August 31, 2010 (Unaudited)	6

Statements of Cash Flows for the three months ended
August 31, 2010 and August 31, 2009(Unaudited) and the period from
November 18, 2005 (inception) through August 31, 2010 (Unaudited)	7

Notes to Financial Statements	8

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
BALANCE SHEET

	August 31,	May 31,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$227,537	$202,557
Total current assets	227,537	202,557

Property and equipment
Office equipment net of $579 depreciation	2,317	2,462
Oil and gas properties, non producing, full cost method	96,000	96,000
Total property and equipment	98,317	98,462

Other assets
Prepaid expenses	5,000	20,000
Total other assets	5,000	20,000

Total Assets	$330,854	$321,019

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,410	$2,050
Due to related party	100	1,510
Total current liabilities	1,510	3,560

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized; 79,116,214 issued and outstanding at May 31, 2010 and 84,116,214 issued and outstanding at August 31, 2010	841	791
Additional paid-in capital	6,743,372	6,643,422
Deficit accumulated during the exploration stage	(6,414,869)	(6,326,754)

Total Stockholders' Equity	329,344	317,459

Total Liabilities and Stockholders' Equity	$330,854	$321,019

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
(Unaudited)
Statements of Operations

			November 18,
			2005 (Inception)
			Through
	Three Months Ended August 31,		August 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Advertising		-	1,495
Accounting	6,050	4,050	51,465
Bank Charges	165	854	7,307
Delay rentals		-	2,944
Depreciation	145		579
Directors fees	-	12,500	17,000
Exploration costs	-	-	129,885
Insurance	15,000		55,000
Legal	24,913	22,833	315,405
Office expense	1,601	3,230	26,602
Rent	4,079	6,739	63,453
Telephone	719	421	9,800
Transfer agent	443	-	23,610
Travel	-	-	37,982
Management services	30,000	45,000	278,100
Write downs - oil and gas properties			5,243,871
Website/investor communications	5,000	67,831	133,345

Total expenses	88,115	163,458	6,397,843

Loss from operations	(88,115)	(163,458)	(6,397,843)

Other income (expense)
(Interest)	-	(1,659)	(17,026)

Income (loss) before provision for income taxes	(88,115)	(165,117)	(6,414,869)

Provision for income tax	-	-	-

Net income (loss)	$(88,115)	$(165,117)	$(6,414,869)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	83,491,214	72,098,333

Fully diluted average number of common shares outstanding	83,491,214	72,098,333

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(fornmerly Cobra Oil and Gs Company)
(An Exploration Stage Company)
(Unaudited)
Statements of Cash Flows

			November 18,
			2005 (Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(88,115)	(165,117)	(6,414,870)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services	-	-	13,500
Non-cash expenses
Depreciation	145		579
Compensatory stock issuances	-	12,500	17,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(2,050)	160	9,808
Other assets	15,000		(5,000)
Exploration costs - lease write downs	-	-	5,243,871
Net cash provided by (used for) operating activities	(75,020)	(152,457)	(1,135,112)

Cash Flows From Investing Activities:
Fixed assets	-		(2,896)
Oil and gas properties	-	(200,000)	(691,871)
Net cash flows from investing activities	-		(694,767)

Cash Flows From Financing Activities:
Sale of common stock	100,000	550,000	1,940,450
Increase in due to related party	-	-	116,966

Net cash provided by (used for) financing activities	100,000	550,000	2,057,416

Net Increase (Decrease) in Cash	24,980	197,543	227,537

Cash at Beginning of Period	202,557	21,072	-

Cash at End of Period	$227,537	$218,615	$227,537

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
August 31, 2010

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
August 31, 2010

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

NOTE 2.     OIL AND GAS PROPERTIES

The Company expensed $180,000 in Montana leases to exploration costs in fiscal year May 2010. This was due to an option expiration that was not exercised.

During the fiscal year ended May 2010 year the Company has entered into working interest purchase agreements with Enercor, Inc. (A Nevada Corporation) with respect to three leases. The first of these gives the Company a 35% working interest in the “Tar Sands” components of lease acreage, covering approximately 33,632 acres located in Southern Uintah County Utah, when and if exploration permission is granted by the U S Bureau of Land Management. The transaction was originated in July of 2009 with a value of $4,500,000 consisting of $4,000,000 in stock and $500,000 cash. Due to lack of action on the part of the U S Bureau of Land Management, and the current degree of uncertainty with regard to tar sand extraction techniques as applied to the Company’s lease holdings, the lease was written down to a value of $0 as of the end of the May 2010 fiscal year.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

The second of these leases is a State of Utah BLM lease in which other parties retain a 62.5% working interest. We have received a 37.5% working interest from Enercor, Inc. in approximately 640 acres which has rights for oil and gas drilling and which we are seeking additional rights to the tar sands in the area from the U S Bureau of Land Management. The lease was acquired in August of 2009 and valued at $336,000 and was bought through the issuance of Company stock. At the May 2010 fiscal year end the fair market value was determined to be $36,000, with the Company taking a write down expense of $300,000.

The third of these leases is a State of Utah BLM lease in which other parties retain a 37.5% residual working interest after our purchase of a 62.5% working interest from Enercor. This lease has oil and gas drilling rights and we are seeking approval for the tar sands also. This lease was acquired in July of 2009 through the issuance of Company stock valued at $312,000. At the May 2010 fiscal year end the fair market value was determined to be $60,000, with the Company taking a write down expense of $252,000.

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

The chief executive officer of Enercor, Inc. a company from which Viper Resources, Inc. purchased various lease interest in fiscal year 2010 for $5,148,000, previously sat on the advisory board of Viper Resources, Inc. and is a shareholder in the Company.

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

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

In fiscal year 2010 the Company sold 2,025,209 units to investors for cash at prices from $.17 - $1.00 per unit, or $1,250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise prices ranging from $.20 - $1.25, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010 none of the warrants had been exercised or had expired, leaving a year end balance of 4,025,209 warrants.

During the quarter ended August 31, 2010 the Company sold 5,000,000 units to investors at a price of $0.02 per unit for a total of $100,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $0.025, anytime through expiration date of July 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At August 31, 2010 none of the warrants had been exercised or had expired, leaving a quarter end balance of 9,025,209 warrants.

NOTE 6.     INCOME TAX

The Company accounts for income taxes pursuant to ASC 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

NOTE 8.     SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at August 31, 2010 relating to the Company’s oil and gas activities are as follows:

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

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Utah and Montana. We had minimal operations and generated no revenues during the quarter ended August 31, 2010 or the fiscal year ended May 31, 2010. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated August 10, 2010, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,414,859 and $6,326,754 as of August 31, 2010 and May 31, 2010, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

On July 25, 2009, August 5, 2009 and August 12, 2009 we entered into Purchase Agreements with Enercor Inc. pursuant to which we have acquired contract rights and working interests in leases located in Uintah County, Utah (see Part II, Item 5 hereof).

Our current business plan strategy is to develop our properties and any other prospects that we may acquire interests in. We intend to find any additional lease acquisitions and any seismic costs needed to further define the prospects from additional financing. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

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

Expenses

Due principally to decreased website and investor communications expenses, our operating expenses during the three months ended August 31, 2010 decreased to $88,115 from $163,458 during the three months ended August 31, 2009.

Net Loss

We incurred a net loss for the three months ended August 31, 2010 and 2009 of $88,115 and $165,117, respectively.  The decrease in net loss was directly attributable to the decrease in our operating expenses.

Liquidity and Capital Resources

At August 31, 2010, we had working capital of $226,027 compared to working capital of $198,997 at May 31, 2010.  Current liabilities decreased to $1,510 at August 31, 2010 from $3,560 at May 31, 2010.  The decrease in current liabilities at August 31, 2010 compared to May 31, 2010 was due to decreases in accounts payable and accrued liabilities and amounts due to a related party.  Current assets increased to $227,537 at August 31, 2010 from $202,557 at May 31, 2010. The increase in current assets at August 31, 2010 compared to May 31, 2010 was due to an increase in cash.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 20, 2010 we sold 5,000,000 units to a single subscriber at a price of $0.02 per unit or an aggregate of $100,000. Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a price of $0.025 per share, subject to adjustment, at any time during the period ending July 20, 2013. The units were sold in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.               OTHER INFORMATION

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

Notwithstanding the July 6, 2010 termination of the Share Issuance Agreement, effective July 20, 2010 Baden purchased 5,000,000 units, at our request, at a price of $0.02 per unit or an aggregate of $100,000. Each unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of our common stock at a price of $0.025 per share for a period of three years from issuance. Baden has no further obligation to buy any of our securities and we do not expect to be making additional sales of our securities to Baden in the future.

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

VIPER RESOURCES, INC.

Dated: October 13, 2010	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive, Financial
and Accounting Officer