Form 10-Q
period 2010-11-30
Viper Resources,Inc.
filed 2011-01-12
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

As of January 10, 2011 there were 84,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at November 30, 2010 (Unaudited) and May 31, 2010	5

Statements of Operations for the three and six months ended
November 30, 2010 and November 30, 2009 (Unaudited) and the period from
November 18, 2005 (inception) through November 30, 2010 (Unaudited)	6

Statements of Cash Flows for the six months ended
November 30, 2010 and November 30, 2009(Unaudited) and the period from
November 18, 2005 (inception) through November 30, 2010 (Unaudited)	7

Notes to Financial Statements	8 - 12

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
BALANCE SHEET

	November 30,	May 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$174,363	$202,557
Total current assets	174,363	202,557

Property and equipment
Office equipment net of $724 and $434 depreciation	2,172	2,462
Oil and gas properties, non producing, full cost method	96,000	96,000
Total property and equipment	98,172	98,462

Other assets
Prepaid expenses	-	20,000
Total other assets	-	20,000

Total Assets	$272,535	$321,019

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,410	$2,050
Due to related party	100	1,510
Total current liabilities	1,510	3,560

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized; 84,116,214 issued and outstanding at November 30, 2010 and 79,116,214 issued and outstanding at May 31, 2010	841	791

Additional paid-in capital	6,743,372	6,643,422
Deficit accumulated during the exploration stage	(6,473,188)	(6,326,754)

Total Stockholders' Equity	271,025	317,459

Total Liabilities and Stockholders' Equity	$272,535	$321,019

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					November 18,
					2005 (Inception)
					Through
	Three Months Ended November 30,		Six Months Ended November 30,		November 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising		-			1,495
Accounting	1,300	4,250	7,350	8,300	52,765
Bank Charges	45	821	210	1,675	7,352
Delay rentals		-			2,944
Depreciation	145	145	290	145	724
Directors fees	-			12,500	17,000
Exploration costs	-	-			129,885
Insurance	5,000	10,000	20,000	10,000	60,000
Legal	7,500	77,718	32,413	100,551	322,905
Office expense	1,064	7,946	2,665	11,176	27,666
Rent	4,140	6,000	8,219	12,739	67,593
Telephone	601	1,326	1,320	1,747	10,401
Transfer agent	507	760	950	760	24,117
Travel	-	10,543		10,543	37,982
Management services	30,000	30,000	60,000	75,000	308,100
Write downs - oil and gas properties					5,243,871
Website/investor communications	8,018	31,225	13,017	99,056	141,362

Total expenses	58,320	180,734	146,434	344,192	6,456,162

Loss from operations	(58,320)	(180,734)	(146,434)	(344,192)	(6,456,162)

Other income (expense)
(Interest)	-	-	-	(1,659)	(17,026)

Income (loss) before provision for income taxes	(58,320)	(180,734)	(146,434)	(345,851)	(6,473,188)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(58,320)	$(180,734)	$(146,434)	$(345,851)	$(6,473,189)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	83,491,214	78,384,884	83,491,214	78,384,884

Fully diluted average number of common shares outstanding	83,491,214	78,384,884	83,491,214	78,384,884

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			November 18,
			2005 (Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(146,434)	(345,850)	(6,473,189)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services	-	-	13,500
Non-cash expenses
Depreciation	289	145	723
Compensatory stock issuances	-	12,500	17,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(2,050)	(391)	9,808
Other assets	20,000	(50,000)	-
Exploration costs - lease write downs	-	-	5,243,871
Net cash provided by (used for) operating activities	(128,195)	(383,596)	(1,188,287)

Cash Flows From Investing Activities:
Fixed assets	-	(2,896)	(2,896)
Oil and gas properties	-	(400,000)	(691,871)
Net cash flows from investing activities	-	(402,896)	(694,767)

Cash Flows From Financing Activities:
Sale of common stock	100,000	1,150,000	1,940,450
Increase in due to related party	-	-	116,966

Net cash provided by (used for) financing activities	100,000	1,150,000	2,057,416

Net Increase (Decrease) in Cash	(28,195)	363,508	174,362

Cash at Beginning of Period	202,557	21,072	-

Cash at End of Period	$174,362	$384,580	$174,362

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
 November 30, 2010

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
November 30, 2010

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
November 30, 2010

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

During the fiscal year ended May 2010 the Company has entered into working interest purchase agreements with Enercor, Inc. (a Nevada Corporation) with respect to three leases. The first of these gives the Company the right to receive a 35% working interest in the “Tar Sands” components of lease acreage, covering approximately 33,632 acres located in Southern Uintah County Utah, when and if exploration permission is granted by the U S Bureau of Land Management. The transaction was originated in July of 2009 with a value of $4,500,000 consisting of $4,000,000 in stock and $500,000 cash. Due to lack of action on the part of the U S Bureau of Land Management, and the current degree of uncertainty with regard to tar sand extraction techniques as applied to the Company’s lease holdings, the lease was written down to a value of $0 as of the end of the May 2010 fiscal year.

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

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

The chief executive officer of Enercor, Inc. a company from which Viper Resources, Inc. purchased various lease interest in fiscal year 2010 for $5,148,000, formerly sat on the advisory board of Viper Resources, Inc. and is a shareholder in the Company.

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

At May 31, 2008 the Company had 1,000,000 common stock purchase warrants outstanding, originally sold as part of a unit, allowing the holder to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. In fiscal year 2009 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through June 9, 2011. At May 31, 2009 none of the warrants had been exercised, leaving a yearend balance of 2,000,000 warrants. The entire value of the units of $250,000 was assigned to the common stock as the warrants are non-detachable.

In fiscal year 2010 the Company sold 2,025,209 units to investors for cash at prices from $.17 - $1.00 per unit, or $1,250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise prices ranging from $.20 - $1.25, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010 none of the warrants had been exercised or had expired, leaving a yearend balance of 4,025,209 warrants.

During the quarter ended August 31, 2010 the Company sold 5,000,000 units to investors at a price of $0.02 per unit for a total of $100,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $0.025, anytime through expiration date of July 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At November 30, 2010 none of the warrants had been exercised or had expired, leaving a quarter end balance of 9,025,209 warrants.

VIPER RESOURCES, INC.
(formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

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

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Utah and Montana. We had minimal operations and generated no revenues during the quarter ended November 30, 2010 or the fiscal year ended May 31, 2010. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated August 10, 2010, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,473,188 and $6,326,754 as of November 30, 2010 and May 31, 2010, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Three and Six Months Ended November 30, 2010 and 2009

Due principally to lower legal, travel and website/investor communication expenses, our operating expenses during the three and six months ended November 30, 2010 decreased to $58,320 and $146,434 from $180,733 and $344,191 during the three and six months ended November 30, 2009.

Net Loss

Three and Six Months Ended November 30, 2010 and 2009

We incurred net losses for the three and six months ended November 30, 2010 of $58,320 and $146,434, respectively.  We incurred net losses for the three and six months ended November 30, 2009 of $180,733 and $345,850, respectively.  The decrease in net loss was directly attributable to the decrease in our operating expenses.

Liquidity and Capital Resources

At November 30, 2010, we had working capital of $172,853 compared to working capital of $198,997 at May 31, 2010.  Current liabilities decreased to $1,510 at November 30, 2010 from $3,560 at May 31, 2010.  The decrease in current liabilities at November 30, 2010 compared to May 31, 2010 was due to decreases in accounts payable and accrued liabilities and amounts due to related parties.  Current assets decreased to $174,383 at November 30, 2010 from $202,557 at May 31, 2010. The decrease in current assets at November 30, 2010 compared to May 31, 2010 was due to a decrease in cash.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We made no sales of equity securities during the three months ended November 30, 2010.

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

VIPER RESOURCES, INC.

Dated: January 10, 2011	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive, Financial
and Accounting Officer