Form 10-Q
period 2011-02-28
Viper Resources,Inc.
filed 2011-04-06
CIK 1350421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of April 5, 2011 there were 81,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at February 28, 2011 and May 31, 2010	5

Statements of Operations for the three and nine months ended February 28, 2011 and February 28, 2010 and the period from November 18, 2005 (inception) through February 28, 2011	6

Statements of Cash Flows for the nine months ended February 28, 2011 and February 28, 2010 and the period from November 18, 2005 (inception) through February 28, 2011	7

Notes to Financial Statements	8

VIPER RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$124,213	$202,557
Total current assets	124,213	202,557

Property and equipment
Office equipment net of $869 and $434 depreciation	2,028	2,462
Oil and gas properties, non producing, full cost method	96,000	96,000
Total property and equipment	98,028	98,462

Other assets
Prepaid expenses	-	20,000
Total other assets	-	20,000

Total Assets	$222,241	$321,019

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,410	$2,050
Due to related party	100	1,510
Total current liabilities	1,510	3,560

Stockholders' Equity
Preferred stock, $0.00001 par value;
100,000,000 shares authorized;
none issued and outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized;
84,116,214 issued and outstanding at November 30, 2010
and 79,116,214 issued and outstanding at May 31, 2010	841	791
Additional paid-in capital	6,743,372	6,643,422
Deficit accumulated during the exploration stage	(6,523,482)	(6,326,754)

Total Stockholders' Equity	220,731	317,459

Total Liabilities and Stockholders' Equity	$222,241	$321,019

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(An Exploration Stage Company)
(Unaudited)
STATEMENTS OF OPERATIONS

					November 18, 2005 (Inception) Through February 28, 2011

	Three Months Ended Febuary 28,		Nine Months Ended February 28,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising		-			1,495
Accounting	1,500	2,600	8,850	10,900	54,265
Bank Charges	45	634	255	2,309	7,397
Delay rentals		-			2,944
Depreciation	145	145	434	290	868
Directors fees	-			12,500	17,000
Exploration costs	-	-			129,885
Insurance	5,000	5,000	25,000	15,000	65,000
Legal	7,500	51,766	39,913	152,317	330,405
Office expense	757	1,640	3,422	12,695	28,423
Rent	4,140	6,000	12,359	18,739	71,733
Telephone	582	882	1,903	2,629	10,984
Transfer agent	457	1,793	1,407	2,553	24,574
Travel	-	4,774		15,438	37,982
Management services	30,000	30,000	90,000	105,000	338,100
Write downs - oil and gas properties					5,243,871
Website/investor communications	168	9,450	13,185	108,506	141,530

Total expenses	50,294	114,684	196,728	458,876	6,506,456

Loss from operations	(50,294)	(114,684)	(196,728)	(458,876)	(6,506,456)

Other income (expense)
(Interest)	-	(5,000)	-	(6,659)	(17,026)

Income (loss) before provision for income taxes	(50,294)	(119,684)	(196,728)	(465,535)	(6,523,482)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(50,294)	$(119,684)	$(196,728)	$(465,535)	$(6,523,482)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average number of
common shares outstanding	83,491,214	78,384,884	83,491,214	78,384,884

Fully diluted average number of
common shares outstanding	83,491,214	78,384,884	83,491,214	78,384,884

The accompanying notes are an integral part of these financial statements.

VIPER RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			November 18, 2005 (Inception) Through February 28,| 2011

	Nine Months Ended
	February 28,
	2011	2010

Cash Flows From Operating Activities
Net income (loss) during the exploration stage	(196,728)	(465,535)	(6,523,483)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated office space and services	-	-	13,500
Non-cash expenses
Depreciation	434	290	868
Compensatory stock issuances	-	12,500	17,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(2,050)	(390)	9,808
Other assets	20,000	(45,000)	-
Exploration costs - lease write downs	-	-	5,243,871

Net cash provided by (used for) operating activities	(178,344)	(498,135)	(1,238,436)

Cash Flows From Investing Activities:
Fixed assets	-	(2,896)	(2,896)
Oil and gas properties	-	(1,000,000)	(691,871)
Net cash flows from investing activities	-	(1,002,896)	(694,767)

Cash Flows From Financing Activities:
Sale of common stock	100,000	1,250,000	1,940,450
Contract payable		500,000	-
Increase in due to related party	-	-	116,966

Net cash provided by (used for) financing activities	100,000	1,750,000	2,057,416

Net Increase (Decrease) in Cash	(78,344)	248,969	124,213

Cash at Beginning of Period	202,557	21,072	-

Cash at End of Period	$124,213	$270,041	$124,213

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
February 28, 2011

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
February 28, 2011

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
February 28, 2011

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
February 28, 2011

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

At May 31, 2008 the Company had 1,000,000 common stock purchase warrants outstanding, originally sold as part of a unit, allowing the holder to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. In fiscal year 2009 the Company sold 1,000,000 units to an investor for cash at $.25 per unit, or $250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through June 9, 2011. At May 31, 2009 none of the warrants had been exercised, leaving a year-end balance of 2,000,000 warrants. The entire value of the units of $250,000 was assigned to the common stock as the warrants are non-detachable.

In fiscal year 2010 the Company sold 2,025,209 units to investors for cash at prices from $.17 - $1.00 per unit, or $1,250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise prices ranging from $.20 - $1.25, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010 none of the warrants had been exercised or had expired, leaving a year-end balance of 4,025,209 warrants.

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
February 28, 2011

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

NOTE8.	SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at August 31, 2010 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Utah, net	$96,000.

Capitalized costs at May 31, 2010 relating to the Company’s oil and gas activities are as follows:

Unproved properties, Utah, net	$96,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are in the exploration stage as an oil and gas exploration company and are presently engaged in limited oil and gas activities in Utah and Montana. We had minimal operations and generated no revenues during the quarter ended February 28, 2011 or the fiscal year ended May 31, 2010. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisition.

At the present time, we have no developed properties and no production.

In its report dated August 10, 2010, our auditors, Ronald R. Chadwick, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,523,482 and $6,326,754 as of February 28, 2011 and May 31, 2010, respectively. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

On each of July 25, 2009, August 5, 2009 and August 12, 2009 we entered into Purchase Agreements with Enercor Inc. pursuant to which we have acquired contract rights and working interests in leases located in Uintah County, Utah.  For a more detailed discussion of these Purchase Agreements see Part II, Item 5 hereof.

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

Expenses

Principally due to decreases in legal fees, travel expenses, website/investor communications expenses, and directors’ fees, our operating expenses during the three and nine months ended February 28, 2011 decreased to $50,294 and $196,728 from $114,684 and $458,876 during the three and nine months ended February 28, 2010.

Net Loss

We incurred net losses for the three and nine months ended February 28, 2011 of $50,294 and $196,728, respectively, and incurred a net loss for the three and nine months ended February 28, 2010 of $119,684 and $465,535, respectively.  The decrease in net loss was directly attributable to the decrease in our operating expenses.

Liquidity and Capital Resources

At February 28, 2011, we had working capital of $122,703 compared to working capital of $198,997 at May 31, 2010.  Current liabilities decreased to $1,510 at February 28, 2011 from $3,560 at May 31, 2010.  Current assets decreased to $124,213 at February 28, 2011 from $202,557 at May 31, 2010. The decrease in working capital and current assets at February 28, 2011 compared to May 31, 2010 was due to a decrease in cash.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We made no sales of equity securities during the three months ended February 28, 2011.

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

On January 28, 2010, we entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of our common stock over a period of thirty-six months (the “Equity Line”). On April 5, 2011 we notified the Investor of our determination to cancel the Investment Agreement. No stock was purchased by the Investor under the Investment Agreement.

Pursuant to the terms of a Registration Rights Agreement dated January 28, 2010 between us and the Investor, on February 25, 2010 we filed a registration statement (the “Registration Statement”) with the SEC to register the resale by the Investor of up to 25,000,000 shares of the common stock underlying the Investment Agreement.  On April 6, 2010 we filed Amendment No. 1 to the Registration Statement and pursuant to a cut-back comment from the SEC Staff, reduced the number of shares being registered under the Registration Statement to 14,500,000. On June 1, 2010 we withdrew the registration statement and filed a new registration statement on June 2, 2010 under which we sought to register 14,705,000 shares. We intend to withdraw the registration statement in connection with our recent termination of the related Investment Agreement.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive andFinancial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER RESOURCES, INC.

Dated: April 6, 2011	By:	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
President, Chief Executive and Accounting Officer