Form 10-K
period 2011-05-31
Viper Resources,Inc.
filed 2011-09-16
CIK 1350421

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2011

OR

..	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52782

VIPER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, CA	91101
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (626) 683-7330

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

As of November 30, 2010, there were 84,116,214 shares of the registrant's common stock, par value $0.00001, issued and outstanding. Of these, 49,116,214 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $982,324 based on the closing price of $0.02 for the registrant’s common stock on November 30, 2010.

As of September 12, 2011 there were 84,116,214 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.

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

Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

FORWARD-LOOKING STATEMENTS

3

PART I

4

ITEM 1.

BUSINESS

4

ITEM 1A.

RISK FACTORS

7

ITEM 1B.

UNRESOLVED STAFF COMMENTS

7

ITEM 2.

PROPERTIES

7

ITEM 3.

LEGAL PROCEEDINGS

7

ITEM 4.

(RESERVED)

7

PART II

8

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

8

ITEM 6.

SELECTED FINANCIAL DATA

8

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

9

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

13

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

13

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

13

ITEM 9A.

CONTROLS AND PROCEDURES

13

ITEM 9B.

OTHER INFORMATION

14

PART III

15

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

15

ITEM 11.

EXECUTIVE COMPENSATION

17

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

19

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

20

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

20

PART IV

21

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

21

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

•

The risks associated with oil and gas exploration and development;

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

On July 25, 2009 we entered into a Purchase Agreement with Enercor, Inc., a Nevada corporation (“Enercor”).  Therein we acquired a 35% – 40% interest in certain contract rights acquired by Enercor as the successor to an agreement (the “Tar Sand Rights Agreement”) granting rights to extract tar sand deposits pursuant to Combined Hydrocarbon Leases (“CHL’s”) to be issued by the Bureau of Land Management (“BLM”) covering approximately 33,632 acres of land in Southern Uintah County, Utah (the “Property”).  The issuance of the CHL’s was subject to regulatory requirements including, but not limited to, approvals of operating plans and environmental impact studies.  If the CHL’s were issued, the right to develop the tar sand deposits covered by the CHL’s was to be assigned to Enercor, subject to a reserved overriding royalty and certain third party consent rights, and Enercor was to, in turn, assign a 35% – 40% working interest (the “Working Interest”) in the tar sand deposit development rights granted by the CHL’s to us.  The Tar Sand Rights Agreement required the approval of the other contracting party to the assignment to and by Enercor of the tar sand deposit rights (the “Contract Approval”).  On December 8, 2009 the other contracting party to the Tar Sand Rights Agreement entered into a Tar Sands Acquisition Agreement (the “Tar Sands Acquisition Agreement”) with Enercor pursuant to which it assigned to Enercor the existing federal oil and gas leases on the Property (the “Leases”), any CHL’s that may be subsequently issued on the Property, and all of such other contracting party’s rights in such Leases and CHL’s in exchange for $80,000, representing payment of certain out-of-pocket and legal fees incurred by such party in connection with the CHL conversion process, and a reserved overriding royalty.  Upon the closing under the Tar Sands Acquisition Agreement, the Tar Sand Rights Agreement, including the Contract Approval requirement thereunder, was deemed void and of no further effect, Enercor owned the Leases and other rights described above, and Enercor had standing to deal directly with the BLM in connection with the request to the BLM to issued CHL’s on the Property. Accordingly, when and if CHL’s were issued on the Property, they would be issued directly to Enercor and Enercor would be required to assign the Working Interest in the tar sands deposits to us without the necessity of first obtaining third party approval.  The grant of the CHL’s to Enercor remained subject to satisfactory completion of all regulatory requirements. Due to a lack of action on the part of the BLM and uncertainty regarding proposed tar sand extraction techniques, the contract rights were written down to a value of $0 as of May 31, 2010. Enercor no longer has rights in the Leases due to the failure to sustain the maintenance obligations incident thereto.

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

On August 5, 2009 we entered into a Purchase Agreement with Enercor.  Therein we acquired a 37.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 38076).  The lease was subject to aggregate royalties of 18.25%.  The lease provided for conventional oil and gas drilling.  We intended to obtain a Combined Hydrocarbon Lease on the property which would allow us to also engage in tar sands extraction activity. The lease was adjacent to the leases which are the subject of our July 25, 2009 and August 12 2009 Purchase Agreements with Enercor.  We paid Enercor 300,000 shares of our common stock for the working interest. Due to uncertainty concerning the viability of the lease, this lease was written down to a value of $36,000 as of May 31, 2010 and to a value or $0 as of May 31, 2011.

On August 12, 2009 we entered into a Purchase Agreement with Enercor.  Therein we acquired a 62.5% working interest in a lease covering 640 acres in Uintah County, Utah (Lease UTU – 27413).  The lease was subject to aggregate royalties of 18.25%.  The lease provided for conventional oil and gas drilling.  We intended to obtain a Combined Hydrocarbon Lease on the property which would allow us to also engage in tar sands extraction activity. The lease was adjacent to the leases which are the subject of our July 25, 2009 and August 5, 2009 Purchase Agreements with Enercor.  We paid Enercor 300,000 shares of our common stock for the working interest. Due to uncertainty concerning the viability of the lease, this lease was  written down to a value of $60,000 at May 31, 2010 and to a value of $0 as of May 31, 2011.

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

Notwithstanding the July 6, 2010 termination of the Share Issuance Agreement, effective July 20, 2010 Baden purchased 5,000,000 Units, at our request, at a price of $0.02 per Unit or an aggregate of $100,000. Each Unit consists of one share of our common stock and one common stock purchase warrant to purchase one additional share of common stock at a price of $0.025 per share at any time during the period ending July 20, 2013.

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

Pursuant to the terms of a Registration Rights Agreement dated January 28, 2010 between us and the Investor, on February 25, 2010 we filed a registration statement (the “Registration Statement”) with the SEC to register the resale by the Investor of up to 25,000,000 shares of the common stock underlying the Investment Agreement.  On April 6, 2010 we filed Amendment No. 1 to the Registration Statement and pursuant to a cut-back comment from the SEC Staff, reduced the number of shares being registered under the Registration Statement to 14,500,000. On June 1, 2010 we withdrew the registration statement and filed a new registration statement on June 2, 2010 under which we sought to register 14,705,000 shares. In conjunction with the cancellation of the Investment Agreement, we withdrew the registration statement.

Principal Products and Services

We are in the exploration stage and do not currently offer any products or services for sale. We have no oil and gas wells, no revenues and no producing properties. If we engage in exploration and drilling and subsequently determine that there are commercial quantities of oil and natural gas on our properties, we plan to produce the oil and natural gas and sell it at the wellhead.

We need to raise a significant amount of capital to pay for any exploration and development activities that we may engage in. If we cannot raise the capital we require or find partners that can fund our required expenditures, we will not be able to drill and our business will fail. Even assuming that we obtain the financing we require, if we do not discover and produce commercial quantities of oil and natural gas, we will not have any products or services to offer and our business could fail.

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

Research and Development

During the fiscal years ended May 31, 2011 and May 31, 2010 we made no expenditures on research and development.

Employees

As of September 12, 2011 our only employees are our four executive officers.

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

PROPERTIES

Our executive offices are located at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101 and cover an area of approximately 8,142 square feet. The use of these offices is supplied to us on a rent free basis by an affiliated party.

During the fiscal year ended May 31, 2011 we leased office space of Uptown Center, 2100 West Loop South, Suite 900, Houston Texas and paid annual rent in the approximate amount of $24,000.

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

(RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “CGCA.OB” from July 20, 2007 until November 6, 2009 and has traded since November 6, 2009 under the symbol “VPRS.OB”. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices indicated give retroactive effect to a 35:1 forward stock split in the form of a stock dividend effectuated on May 8, 2008.

Quarter Ended	High Bid	Low Bid
May 31, 2011	$0.08	$0.03
February 28, 2011	$0.035	$0.013
November 30, 2010	$0.0225	$0.011
August 31, 2010	$0.035	$0.015
May 31, 2010	$0.141	$0.035
February 26, 2010	$0.27	$0.125
November 30, 2009	$1.16	$0.25
August 31, 2009	$1.53	$0.46
May 31, 2009	$1.00	$0.47
February 28, 2009	$0.90	$0.25
November 30, 2008	$0.25	$0.25
August 31, 2008	$0.25	$0.25

Holders

As of September 12, 2011 there were approximately 7 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no shares of our common stock during the quarter ended May 31, 2011.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this annual report ..

We are in the exploration stage as an oil and gas exploration company and during the year ended May 31, 2011 we engaged in limited oil and gas activities.  We had minimal operations and generated no revenues during the fiscal year ended May 31, 2011. Our ability to develop and maintain a meaningful level of revenues from oil and gas operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisitions.

At the present time, we have no developed properties and no production.

During the next 12 months, we intend to evaluate and determine whether to expand or discontinue our oil and gas operations. We may also seek to identify possible merger candidates in the oil and gas industry or in other fields.

In its report dated September 13, 2011, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,705,738 as of May 31, 2011. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Our current business plan strategy is to develop the prospects that we may acquire interests in. We intend to fund any lease acquisitions and any seismic costs needed to further define the prospects from additional financing. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

Subject to receipt of necessary financing and the evaluation of our proposed oil and gas operations, we plan to spend approximately $100,000 in the next 12 months on oil and gas related activities.

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, officer’s salaries, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $150,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

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

•	identify available transactions;
•	quickly evaluate which transactions are most promising; and
•	negotiate a creative transaction structure.

Presently we have four full-time employee consisting of our executive officers, Dianwen Ju, Jimmy Wang, Xiao Chen and Vincent Wang. Changes in the number of employees during the next twelve months will be a function of the level of business activity.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

We had operating expenses of $377,392 and $5,790,054 for the years ended May 31, 2011 and 2010 respectively.  The decrease in operating expenses during the year ended May 31, 2011 was attributable to a decrease in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2011 and 2010 of $378,894 and $5,796,713, respectively.  The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2011 we had working capital of $38,475 compared to working capital of $198,997 at May 31, 2010.  Current liabilities decreased to $1,509 at May 31, 2011 from $3,560 at May 31, 2010.  Current assets decreased to $39,984 at May 31, 2011 from $202,557 at May 31, 2010 due to a decrease in cash.

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

Recent Accounting Pronouncements

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statement with the SEC to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

On July 1, 2009, Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") became the sole source of authoritative Generally Accepted Accounting Principles ("GAAP") literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which now resided with ASC 105, "Generally Accepted Accounting Principles." ASC 105 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non- SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)," which now resides with ASC 810, "Consolidation." ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 140/166, "Accounting for Transfers of Financial Assets," an amendment of FAS 140, which now resides with ASC 860, "Transfers and Servicing." ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company's results of operations, financial condition or cash flows.

In May 2009, the FASB issued FAS 165, "Subsequent Events," which now resides with ASC 855, "Subsequent Events." This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial condition or results of operation.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 6, 2011, our board of directors approved the dismissal of Ronald R. Chadwick, P.C. (“Chadwick”) as our independent registered public accounting firm and engaged Sam Kan & Company (“SK”) as our independent registered public accounting firm, both effective as of July 6, 2011.

Chadwick’s report on our financial statements for each of the past two fiscal years ended May 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern.

During the fiscal years ended May 31, 2010 and 2009 and the subsequent interim period through July 6, 2011, there were no: (i) disagreements with Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the matter in their report, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended May 31, 2010 and 2009 and the subsequent interim period through July 6, 2011, neither we nor anyone acting on our behalf consulted SK regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended May 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2011, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2011, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended May 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of May 31, 2011, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer	43	April 25, 2011
Jimmy Wang	Treasurer	45	N/A
Xiao Chen	Chief Financial Officer	39	N/A
Vincent Wang	Secretary	37	N/A

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Dianwen Ju, Ph.D. received a Ph.D. degree in Immunology in 1999, a Master’s degree in Pharmacology in 1994, and a Bachelor’s degree in Pharmacy in 1991 in Second Military Medical University, Shanghai, China. He joined Shanghai MediPharm Biotech in 2002 as a director of R&D and he is currently CEO and Chairman of MediPharm Biotech Pharmaceuticals Co. Ltd (Bermuda). He is also a Research Professor in Fudan University, Shanghai, China. He has 20 years of R&D experiences in biological drugs and new therapies for the treatment of malignant cancer. He has more than 40 publications in peer-reviewed international journals including Journal of Clinical Oncology, Cancer Research, Gene Therapy, International Journal of Oncology, Cancer Gene Therapy, Cancer Immunology & Immunotherapy, et al. He has invented 15 biotechnologies of which 8 are patented and the remainings are pending. Before joining MediPharm in 2002, Dr. Ju had been an assistant director and a senior scientist in Shanghai Brilliance Biotech Institute and a lecturer in Immunology in Second Military Medical University for 6 years.10

Jimmy Wang is the Chief Financial Officer of American Compass, Inc., where he has served, initially as Chief Accounting Officer, since 2003.  Prior to joining American Compass, Inc., he served as an accounting manager for Planned Parenthood of the Greater Miami Valley from 2000 to 2003.  He has served as a Director for Nevada Gold Holdings, Inc. since January 25, 2011.  He is a graduate of the City University of New York, where he majored in both Accounting & Information Systems and Economics.

Xiao Chen worked at Brilliance China Group from 1994 to 2001. From 2005 to 2008, he worked as director of finance at Shanghai Medipharm Co. Ltd. Since 2008, Mr Chen has been working at Hybrid Kinetic Group Limited as vice general manager of investments in China. Mr Chen holds a bachelor’s degree in investment management from Shanghai Finance University.

Vincent Wang has been the Secretary and a Director of Nevada Gold Holdings, Inc. since November 24, 2010.  Mr. Wang has been Vice President of Hybrid Kinetic Motors Corp. since 2009 and has also served as a director of American Compass, Inc, a wholly-owned subsidiary of Hybrid Kinetic Group Limited, since 2009.  Mr Wang has extensive experience in educational and linguistic fields.  He holds a masters degree in linguistics from National Taiwan Normal University.

Board of Directors; Board Committees

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our limited business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Dianwen Ju, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Corporate Governance

Leadership Structure

Our board has 1 member, Dianwen Ju. Accordingly we have not designated a chairman.

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

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Viper Resources, Inc. at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended May 31, 2011, and 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended May 31, 2011 that received annual compensation during the fiscal year ended May 31, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Massimiliano Pozzoni(1), Chief Executive and Financial Officer	2011 2010	120,000 99,000	0 0	0 0	0 0	0 0	0 0	0 0	120,000 99,00

Dianwen Ju, President and Chief Executive Officer	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Xiao Chen, Chief Financial Officer	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Effective March 21, 2008 Massimiliano Pozzoni was appointed as our President, Treasurer, Secretary, and Principal Executive and Financial Officer. Mr. Pozzoni resigned his director and executive officer positions on April 25, 2011.

(2)

Effective April 25, 2011 Dianwen Ju was appointed as a director and as our President and Chief Executive Officer.

(3)

Effective April 25, 2011 Xiao Chen was appointed as a director and as our Chief Financial Officer.

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

Employment Agreements

On June 5, 2008 we entered into an Executive Employment Agreement (the “Agreement”) with Massimiliano Pozzoni to serve as our President. The Agreement has a one year term and was renewable by mutual written agreement. Mr. Pozzoni was paid an annual salary of $120,000 under the Agreement, payable in equal installments of $10,000 per month and was entitled to reimbursement of business expenses. The Agreement provided for termination by us due to the death or disability of Mr. Pozzoni and could also be terminated by us with or without cause. Mr. Pozzoni could terminate the Agreement for good reason. In the event the Agreement was terminated by us without cause or by Mr. Pozzoni for good reason we were obligated to pay Mr. Pozzoni the equivalent of three month’s salary. In the event our stock traded at an average price of $2.00 or more per share during a minimum period of 30 calendar days, Mr. Pozzoni was entitled to a review of his employment agreement.

Effective January 1, 2009 Massimiliano Pozzoni agreed to a temporary reduction in the monthly payment due to him under his employment agreement from $10,000 to $7,000.  Effective January 1, 2010 Mr. Pozzoni’s monthly salary was restored to $10,000. The Employment Agreement was terminated on April 25, 2011 in connection with the resignation of Mr. Pozzoni.

None of our current officers or directors are currently receiving compensation for serving as such.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of May 31, 2011 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of May 31, 2011. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Chimerica Capital, LLC 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	35,000,000 shares, direct(3)	41.6%

Baden Energy Group Ltd. Rue Du Rhone 14 1204 Geneva, Switzerland	Common Stock, $0.00001 par value	13,050,958 shares, direct(4)	15.5%

Dianwen Ju 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	0 shares owned	0%

Jimmy Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	35,000,000 shares, indirect(3)	41.6%

Xiao Chen 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	0 shares owned	0%

Vincent Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	0 shares owned	0%

All directors and executive officers as a group (4 persons)	Common Stock, $0.00001 par value	35,000,000 shares, indirect(3)	41.6%

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

(2)

There were 84,116,214 shares of common stock issued and outstanding on May 31, 2011.

(3)

Jimmy Wang has the power to vote and dispose of the shares owned by Chimerica Capital, LLC.

(4)

Includes 6,525,479 presently exercisable warrants.

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

Effective April 25, 2011 Massimiliano Pozzoni sold 35,000,000 shares of common stock to Chimerica Capital, LLC.

Director Independence

Our sole present director is not “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as our director also serves as one of our executive officers.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2011	Fiscal year ended May 31, 2010

Audit fees (1)	$ 4,000	$8,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$ 4,000	$8,500

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	3.1	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)

3.3	3.2	Bylaws (1)

4.1	4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)

4.2	4.1	Warrant dated September 22, 2009 excercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)

10.1	10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

10.2	10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	10.1	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)

10.5	10.1	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)

10.6	10.1	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (7)

10.7	10.1	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (8)

10.8	10.2	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (8)

10.9	10.1	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (10)

10.10	10.1	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (11)

10.11	10.1	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (12)

10.12	10.1	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (13)

10.13	10.13	July 6, 2009 Advisory Board Agreement with Warren Dillard (14)

10.14	10.1	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.15	10.2	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.16	10.1	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (15)

14.1	14.1	Code of Ethics (9)

21	*	Subsidiaries of Registrant

31.1	*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

VIPER RESOURCES, INC.

Dated:  September 16, 2011

By:

/s/ Dianwen Ju

Dianwen Ju, President and

     Chief Executive Officer

Dated:  September 16, 2011

By:

/s/ Xiao Chen

Xiao Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of September, 2011.

/s/ Dianwen Ju	September 16, 2011
Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of May 31, 2011 and 2010 (audited)	F-3

Statements of Operations for the Years Ended May 31, 2011 and 2010 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2011 (audited)	F-4

Statements of Stockholders’ Equity for the period from November 18, 2005 (dated of inception) through May 31, 2011 (audited)	F-5 – F-6

Statements of Cash Flows for the Years Ended May 31, 2011 and 2010 (audited) and the for the period from November 18, 2005 (dated of inception) through May 31, 2011 (audited)	F-7

Notes to Financial Statements (audited)	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Viper Resources, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Viper Resources, Inc. (hereinafter the “Company”), as of May 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 2011 and 2010, and for the period from inception on November 18, 2005 to May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of May 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, and for the period from inception on November 18, 2005 to May 31, 2011 are in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011 and 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 8 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company

September 13, 2011

Alameda, California

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Balance Sheet

	May 31, 2011	May 31, 2010
ASSETS
Current assets
Cash	$39,984	$202,557
Total current assets	39,984	202,557

Property and equipment
Office equipment, net	-	2,462
Oil and gas properties, non producing, full cost method	-	96,000
	-	98,462
Other assets
Prepaid expenses	-	20,000

Total assets	$39,984	$321,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$2,050
Accounts payable - related parties	1,509	1,510
Total liabilities	1,509	3,560

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 84,116,214 and 79,116,214 shares issued and outstanding as of May 31, 2011 and May 31, 2010 respectively	841	791
Additional paid in capital	6,743,372	6,643,422
Deficit accumulated during development stage	(6,705,738)	(6,326,754)
Total stockholders' equity	38,475	317,459

Total liabilities and stockholders' equity	$39,984	$321,019

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statements of Operations

	For the year ended May 31, 2011	For the year ended May 31, 2010	November 18, 2005 (inception) through May 31, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	377,392	5,790,054	6,687,120
Total operating expenses	377,392	5,790,054	6,687,120

Other income / (expenses)
Loss on disposal of office equipments	(1,592)	-	(1,592)
Interest expenses	-	(6,659)	(17,026)
Total other income / (expense)	(1,592)	(6,659)	(18,618)

Net loss	$(378,984)	$(5,796,713)	$(6,705,738)

Basic and diluted loss per common shares	$(0.00)	$(0.08)

Weighted average shares outstanding	83,433,154	75,960,189

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances at November 18, 2005	-	$-	-	$-	$-	$-	$-	$-

November 30, 2005. 5,000,000 shares of common stock issued for cash of$50 to a founder, for $0.00001 per share	-	-	5,000,000	50	-	-	-	50
Donated services and rent	-	-	-	-	-	3,000	-	3,000
Gain (loss) for the period from November 18, 2005 (Inception) through May 31, 2006	-	-	-	-	-	-	(4,874)	(4,874)
Balances at May 31, 2006	-	-	5,000,000	50	-	3,000	(4,874)	(1,824)

April 12, 2007, 1,004,000 shares of common stock issued for cash at $0.10 per share, minus $10,000 def off costs	-	-	1,004,000	10	90,390	-	-	90,400
Donated services and rent	-	-	-	-	-	6,000	-	6,000
Gain (loss) for the year	-	-	-	-	-	-	(47,360)	(47,360)
Balances at May 31, 2007	-	-	6,004,000	60	90,390	9,000	(52,234)	47,216

April 16, 2008, 4,000,000 shares were returned by M. Pozzoni for cancellation	-	-	(4,000,000)	(40)	40	-	-	-
April 22, 2008, forward split of 35:1 declared by directors	-	-	68,136,000	681	(681)	-	-	0
May 22, 2008, 1,000,000 units consisting of 1 share and 1warrant exercisable at $0.40issued for cash at $0.25 per unit	-	-	1,000,000	10	249,990	-	-	250,000
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Gain (loss) for the period	-	-	-	-	-	-	(191,819)	(191,819)
Balances at May 31, 2008	-	-	71,140,000	711	339,739	13,500	(244,053)	109,897

June 11, 2008, 1,000,000 units consisting of 1 share and 1warrant exercisable at $0.40issued for cash at $0.25 per unit	-	-	1,000,000	10	249,990	-	-	250,000
Reclassify donated capital	-	-	-	-	13,500	(13,500)	-	-
Loss for the year	-	-	-	-	-	-	(285,988)	(285,988)
Balances at May 31, 2009	-	-	72,140,000	721	603,229	-	(530,041)	73,909

See accompanying notes to financial statements

(Continued)

June 23, 2009, 100,000 units consisting of 1 share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	100,000	1	49,999	-	-	50,000
July 6, 2009 shares issued for services	-	-	25,000	-	12,500	-	-	12,500
July 21, 2009, 200,000 units consisting of 1share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	200,000	2	99,998	-	-	100,000
July 25, 2009 issuance for down payment to Enercor for Utah lease	-	-	4,147,227	41	3,999,958	-	-	3,999,999
July 30, 2009, 200,000 units consisting of 1 share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	200,000	2	99,998	-	-	100,000
August 5, 2009 issuance for 37.5%working interest in Utah lease	-	-	300,000	3	335,997	-	-	336,000
August 12, 2009, issuance for 62.5%working interest in Utah lease	-	-	300,000	3	311,997	-	-	312,000
August 12, 2009, 319,419 units consisting of 1 share and 1 warrant exerciseable at $1.18 issued for cash at $0.94per unit	-	-	319,149	3	299,997	-	-	300,000

August 31, 2009, settlement of debt with	-	-	153,508	2	125,261	-	-	125,263
September 22, 2009, 600,000 units consisting of 1 share and 1 warrant exerciseable at $1.25 issued for cash at $1.00 per unit	-	-	600,000	6	599,994	-	-	600,000
Jan 6, 2010 - Shares issued for advisor services	-	-	25,000	-	4,500	-	-	4,500
February 23, 2010, 606,060 units consisting of 1 share and 1 warrant exerciseable at $0.20 issued for cash at $0.165 per unit	-	-	606,060	6	99,994	-	-	100,000
Fractional shares	-	-	270	-	-	-	-	-
Gain (loss) for the period	-	-	-	-	-	-	(5,796,713)	(5,796,713)
Balances at May 31, 2010	-	-	79,116,214	791	6,643,422	-	(6,326,754)	317,459

Shares issued on July 20, 2010	-	-	5,000,000	50	99,950	-	-	100,000
Net loss for the year ended	-	-	-	-	-	-	(378,984)	(378,984)
Balance at May 31, 2011	-	$-	84,116,214	$841	$6,743,372	$-	$(6,705,738)	$38,475

See accompanying notes to financial statements

(INSERT STATEMENT OF CASH FLOWS)

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statements of Cash Flows

	For the year ended May 31, 2011	For the year ended May 31, 2010	November 18, 2005 (inception) through May 31, 2011
Cash flows from operating activities
Net loss	$(378,984)	$(5,796,713)	$(6,705,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13500
Depreciation	870	434	1,304
Exploration costs - lease write downs	96,000	5,232,000	5,339,871
Compensatory stock issuances	-	17,000	17,000
Changes operating assets and liabilities:
Prepaid	20,000	(20,000)	-
Accounts payable	(2,051)	1,660	9,806
Net cash used in operating activities	(264,165)	(565,619)	(1,324,257)

Cash flows from investing activities
Purchase of equipment and furniture	-	(2,896)	(2,896)
Loss on disposal of equipment and furniture	1,592	-	1,592
Oil and gas properties	-	(500,000)	(691,871)
Net cash used in investing activities	1,592	(502,896)	(693,175)

Cash flows from financing activities
Common stock issued for cash	100,000	1,250,000	1,940,450
Proceeds from related party	-	-	116,966
Net cash provided by financing activities	100,000	1,250,000	2,057,416

Net change in cash and cash equivalent	(162,573)	181,485	39,984

Cash and cash equivalent at the beginning of period	202,557	21,072	-

Cash and cash equivalent at the end of period	$39,984	$202,557	$39,984

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-	$-	$-

See accompanying notes to financial statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Viper Resources, Inc. (hereinafter the "Company"), a company organized in the state of Nevada (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, "Development Stage Entities", formerly known as SFAS 7, "Accounting and Reporting by Development State Enterprises."

Organization, Nature of Business and Trade Name

Viper Resources, Inc., formerly known as Cobra Oil and Gas Company, was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its shares of authorized common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. On April 25, 2011, the Company’s new management came to a resolution that the Company shall never engage business in the oil and gas sector again.

Changes in Key Management Positions

On April 25, 2011 Dianwen Ju was appointed to serve as a member of our board of directors. Immediately following Mr. Ju’s appointment, Massimiliano Pozzoni resigned as a director and as our sole executive officer. Upon Mr. Pozzoni’s resignation as our sole executive officer, the following persons were appointed to serve in the following offices:

President and Chief Executive Officer:

Dianwen Ju

Treasurer:

Jimmy Wang

Chief Financial Officer:

Xiao Chen

Secretary:

Vincent Wang

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principle generally accepted in the United States of America.

Development Stage

The Company is currently in the development stage and has no significant operations.

Fiscal year

The Company employs a fiscal year ending May 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates. Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur and that more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes are made in estimates as circumstances warrant. Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Financial Instruments

The financial accounting regulation, ASC 825-10-50, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company's financial assets and liabilities. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

Oil and Gas Interests

The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development (including unproductive wells) is capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center’s reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Since the Company has not produced any oil or gas, a provision for depletion has not been made.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $39,984 and $202,557 in cash and cash equivalent on May 31, 2011 and 2010, respectively.

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

Basic Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Accounting for Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of May 31, 2011 the Company has 84,116,214 common shares outstanding.

The computations of basic loss per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)
For the year ended May 31, 2011	$ (378,985)	83,433,154	$ (0.00)

Recently Issued Accounting Pronouncements

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statement with the SEC to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

On July 1, 2009, Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") became the sole source of authoritative Generally Accepted Accounting Principles ("GAAP") literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which now resided with ASC 105, "Generally Accepted Accounting Principles." ASC 105 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non- SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)," which now resides with ASC 810, "Consolidation." ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 140/166, "Accounting for Transfers of Financial Assets," an amendment of FAS 140, which now resides with ASC 860, "Transfers and Servicing." ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company's results of operations, financial condition or cash flows.

In May 2009, the FASB issued FAS 165, "Subsequent Events," which now resides with ASC 855, "Subsequent Events." This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial condition or results of operation.

NOTE 2. OIL AND GAS PROPERTIES

The Company expensed $180,000 in Montana leases to exploration costs in fiscal year 2010. This was due to an option expiration that was not exercised.

During the fiscal year ended May 31, 2010 the Company entered into working interest purchase agreements with Enercor, Inc. (A Nevada Corporation) with respect to three leases. The first of these gives the Company a 35% working interest in the “Tar Sands” components of the lease acreage, covering approximately 33,632 acres located in Southern Uintah County, Utah, when and if exploration permission is granted by the U S Bureau of Land Management. The transaction was originated in July of 2009 with a value of $4,500,000 consisting of $4,000,000 in stock and $500,000 cash. Due to lack of action on the part of the U S Bureau of Land Management, and the current degree of uncertainty with regard to tar sand extraction techniques as applied to the Company’s lease holdings, the lease was written down to a value of $0 as of the end of the fiscal year 2010.

The second of these leases is a State of Utah BLM lease in which other parties retain a 62.5% working interest. We have received a 37.5% working interest from Enercor, Inc. in approximately 640 acres which has rights for oil and gas drilling and in which we are seeking additional rights to the tar sands in the area from the U S Bureau of Land Management. The lease was acquired in August of 2009 and valued at $336,000 and was bought through the issuance of Company stock. At the fiscal year end on May 31, 2010, the fair market value was determined to be $36,000, with the Company taking a write down expense of $300,000. At the fiscal year end on May 31, 2011, management determined that this lease will not be able to generate any future benefit to the Company and therefore the fair market value was determined to be $0, with the Company taking a further write down expense of $36,000.

The third of these leases is a State of Utah BLM lease in which other parties retain a 37.5% working interest after our purchase of a 62.5% working interest from Enercor. This lease has oil and gas drilling rights and we are seeking approval for the tar sands also. This lease was acquired in July of 2009 through the issuance of Company stock valued at $312,000. At the fiscal year end on May 31, 2010, the fair market value was determined to be $60,000, with the Company taking a write down expense of $252,000. At the fiscal year end on May 31, 2011, management determined that this lease will not be able to generate any future benefit to the Company and therefore the fair market value was determined to be $0, with the Company taking a further write down expense of $60,000.

The acquisition of each of these leases was accomplished primarily through the issuance of new shares of Company common stock.

NOTE 3. RELATED PARTY TRANSACTIONS

On August 31, 2009, the Company negotiated a settlement with Mr. Doug Berry, a former officer and stockholder, to exchange common stock of the Company for monies that had been advanced to the Company by Mr. Berry. The terms of the agreement are that the Company issue 153,508 shares of common stock in exchange for release of debt amounting to $125,263 which includes $110,625 in principal and $14,638 of accrued interest. The shares were valued at $0.816 per share which represented a 20% discount to the closing price of our common stock on the date of the Agreement.

The chief executive officer of Enercor, Inc. a company from which Viper Resources, Inc. purchased various lease interest in fiscal year 2010 for $5,148,000, previously sat on the advisory board of Viper Resources, Inc. and is a shareholder in the Company.

NOTE 4. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with par values in $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with par values in $.00001. On May 6, 2008, the Company undergoes a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 5,000,000 shares of common stock to investors at a price of $0.02 per unit for a total of $100,000. There are 84,116,214 and 79,116,214 shares issued and outstanding as of May 31, 2011 and May 31, 2010 respectively.

Effective April 25, 2011, Massimiliano Pozzoni sold 35,000,000 shares of common stock standing in his name to Chimerica Capital, LLC. Jimmy Wang has the power to vote and dispose of the shares transferred to Chimerica Capital, LLC.

NOTE 5. OFFICE LEASE

In May 2008 the Company entered into a one year office lease, automatically renewable each year for one year until terminated by the landlord or tenant, at a rate of $2,000 per month plus costs. Lease expenses recorded under this lease in 2011 and 2010 were approximately $24,000 each year. This lease will be terminated at the end of fiscal year 2011. The Company will hold office at a location provided by one of its officers rent-free.

NOTE 6. WARRANTS

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

In fiscal year 2010 the Company sold 2,025,209 units to investors for cash at prices from $.17 - $1.00 per unit, or $1,250,000 total. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices ranging from of $.20 - $1.25, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010 none of the warrants had been exercised or had expired, leaving a year-end balance of 4,025,209 warrants.

During the year ended May 31, 2011 the Company sold 5,000,000 units to investors at a price of $0.02 per unit for a total of $100,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $0.025, anytime through expiration date of July 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. As of May 31, 2011, none of the warrants have been exercised. During the fiscal year of 2011 there were 1,000,000 warrants expired, leaving a year-end balance of 8,025,209 warrants.

NOTE 7. INCOME TAX

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

At May 31, 2011 and 2010 the Company had net operating loss carryforwards of approximately $6,705,739 and $6,313,000 which begin to expire in 2026. Deferred tax asset of approximately $2,279,951 and $2,210,000 in 2011 and 2010 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2010 was $69,951 and $2,030,000, respectively.

NOTE 8. GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public offering of its common stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from the operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

NOTE 9. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs at May 31, 2010 relating to the Company’s oil and gas activities are as follows:

•

Unproved properties, Utah, net = $96,000.

Capitalized costs at May 31, 2011 relating to the Company’s oil and gas activities are as follows:

•

Unproved properties, Utah, net = $ 0.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2011 through the date of this Annual Report.  The Company determined that it did not have any other subsequent events through September 15, 2011, which is the date the financial statements were issued, requiring recording or disclosure in the financial statements for the year ended May 31, 2011.