Form 10-Q
period 2011-08-31
Viper Resources,Inc.
filed 2011-10-17
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-52788

Viper Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, California 91101
(Address of principal executive offices)

(626) 683-7330
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

As of October 14, 2011 there were 84,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE

Balance Sheets as at August 31, 2011 (Unaudited) and May 31, 2011	5

Statements of Operations for the three months ended August 31, 2011 and August 31, 2010 (Unaudited) and the period from November 18, 2005 (inception) through August 31, 2011 (Unaudited)	6

Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010 (Unaudited) and the period from November 18, 2005 (inception) through August 31, 2011 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Balance Sheet

	August 31, 2011	May 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$53,128	$39,984
Total assets (all current)	$53,128	$39,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$13,813	$-
Accounts payable - related parties	1,510	1,510
Accrued interest	167	-
Total current liabilities	15,490	1,510

Loans payable (non-current portion)	20,000	-
Total liabilities	35,490	1,510

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 84,116,214 shares issued and outstanding as of August 31, 2011 and May 31, 2011 respectively	841	841
Additional paid in capital	6,743,372	6,743,372
Deficit accumulated during development stage	(6,726,575)	(6,705,739)
Total stockholders' equity	17,638	38,474

Total liabilities and stockholders' equity	$53,128	$39,984

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Unaudited Statement of Operations

	For the three months ended August 31, 2011	For the three months ended August 31, 2010	November 18, 2005 (inception) through August 31, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	20,669	88,115	6,707,790
Total operating expenses	20,669	88,115	6,707,790

Loss from operations	(20,669)	(88,115)	(6,707,790)

Other income / (expenses)
Loss on disposal of office equipments	-	-	(1,592)
Interest expenses	(167)	-	(17,193)
Total other income / (expense)	(167)	-	(18,785)

Net loss	$(20,836)	$(88,115)	$(6,726,575)

Basic and diluted loss per common shares	$(0.00)	$(0.00)

Weighted average shares outstanding	84,116,214	83,491,214

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Unaudited Statement of Cash Flows

	For the three months ended August 31, 2011	For the three months ended August 31, 2010	November 18, 2005 (inception) through August 31, 2011
Cash flows from operating activities
Net loss	$(20,836)	$(88,115)	$(6,726,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	145	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	17,000
Chnanges operating assets and liabilities:
Other assets	-	15,000	-
Accounts payable	13,813	-	13,813
Accounts payable - related parties	-	(2,050)	9,807
Accrued interest	167	-	167
Net cash provided by (used in) operating activities	(6,856)	(75,020)	(1,331,113)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	100,000	1,940,450
Proceeds from loans	20,000	-	136,966
Net cash provided by financing activities	20,000	100,000	2,077,416

Net change in cash and cash equivalent	13,144	24,980	53,128

Cash and cash equivalent at the beginning of period	39,984	202,557	-

Cash and cash equivalent at the end of period	$53,128	$227,537	$53,128

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-	$-	$-

See accompanying notes to financial statements

VIPER RESOURCES, INC.

UNAUDITED FINANCIAL STATEMENTS

For the three months ended August 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at August 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 and 2010 audited financial statements.  The results of operations for the quarters ended August 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – NOTES PAYABLE

The Company has received a loan from ACI, Inc. in the amount of $20,000 on June 30, 2011. The length of the loan is two years and it carries an interest rate of 5% per annum. There is no collateral for this loan.

As of August 31, 2011, the Company has accrued interest payable in the amount of $167.

NOTE 3 – SHAREHOLDERS’ EQUITY

There is no change in equity for the three months ended August 31, 2011.

NOTE 4 – SIGNIFICANT TRANSACTIONS

The Company has no significant transactions for the quarter ended August 31, 2011.

NOTE 5 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the three months ended August 31, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this quarterly report.

We are in the exploration stage as an oil and gas exploration company and during the quarter ended August 31, 2011 we engaged in limited oil and gas activities.  We had minimal operations and generated no revenues during the quarter ended August 31, 2011. Our ability to develop and maintain a meaningful level of revenues from oil and gas operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisitions.

At the present time, we have no developed properties and no production.

During the next 12 months, we intend to evaluate and determine whether to expand or discontinue our oil and gas operations. We may also seek to identify possible merger candidates in the oil and gas industry or in other fields.

In its report dated September 13, 2011, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,726,575 as of August 31, 2011. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the three months ended August 31, 2011 decreased to $20,669 from $88,115 during the three months ended August 31, 2010.

Net Loss

We incurred a net loss for the three months ended August 31, 2011 of $20,836 and incurred a net loss for the three months ended August 31, 2010 of $88,115. The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At August 31, 2011, we had working capital of $37,638 compared to working capital of $38,474 at May 31, 2011. Current liabilities increased to $15,490 at August 31, 2011 from $1,510 at May 31, 2011. Current assets increased to $53,128 at August 31, 2011 from $39,984 at May 31, 2011. The increase in current assets at August 31, 2011 compared to May 31, 2011 was due to an increase in cash and cash equivalents.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of equity securities during the three months ended August 31, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

(a)

Exhibits.

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1

Rule 1350 Certification of Chief Executive Officer

32.2

Rule 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER RESOURCES, INC.

Dated:  October 14, 2011

By: /s/ Dianwen Ju

Dianwen Ju

President and Chief Executive Officer

By: /s/ Xiao Chen

Xiao Chen

Chief Financial Officer