Form 10-Q/A
period 2011-08-31
Viper Resources,Inc.
filed 2011-11-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

(Mark One)

☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☐

As of October 14, 2011 there were 84,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Viper Resources, Inc. for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 17, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

(a)

Exhibits.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1*	Rule 1350 Certification of Chief Executive Officer
32.2*	Rule 1350 Certification of Chief Financial Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with original Form 10-Q on October 17, 2011.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER RESOURCES, INC.

Dated:  November 10, 2011

By: /s/ Dianwen Ju

Dianwen Ju
President and Chief Executive Officer

By: /s/ Xiao Chen

Xiao Chen
Chief Financial Officer