Form 10-Q
period 2011-11-30
Viper Resources,Inc.
filed 2012-01-17
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

As of January 13, 2012 there were 84,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE
Balance Sheets as at November 30, 2011 (Unaudited) and May 31, 2011	5

Statements of Operations for the three and six months ended November 30, 2011 and November 30, 2010 (Unaudited) and the period from November 18, 2005 (inception) through November 30, 2011 (Unaudited)	6

Statements of Cash Flows for the six months ended November 30, 2011 and November 30, 2010 (Unaudited) and the period from November 18, 2005 (inception) through November 30, 2011 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Balance Sheet

	November 30,	May 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$26,249	$39,984
Total assets (all current)	$26,249	$39,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$29,268	$-
Accounts payable - related parties	1,510	1,510
Loans payable (current portion)	-	-
Accrued interest	333	-
Total current liabilities	31,111	1,510

Loans payable (non-current portion)	-	-
Total liabilities	31,111	1,510

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 84,116,214 shares issued and outstanding as of November 30, 2011 and May 31, 2011 respectively	841	841
Additional paid in capital	6,743,372	6,743,372
Deficit accumulated during development stage	(6,749,075)	(6,705,739)
Total stockholders' equity	(4,862)	38,474

Total liabilities and stockholders' equity	$26,249	$39,984

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Unaudited Statement of Operations

	For the three months ended November 30, 2011	For the three months ended November 30, 2010	For the Six months ended November 30, 2011	For the Six months ended November 30, 2010	November 18, 2005 (inception) through November 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	22,333	58,320	43,003	146,434	6,730,124
Total operating expenses	22,333	58,320	43,003	146,434	6,730,124

Loss from operations	(22,333)	(58,320)	(43,003)	(146,434)	(6,730,124)

Other income / (expenses)
Loss on disposal of office equipments	-	-	-	-	(1,592)
Interest expenses	(166)	-	(333)	-	(17,359)
Total other income / (expense)	(166)	-	(333)	-	(18,951)

Net loss	$(22,499)	$(58,320)	$(43,336)	$(146,434)	$(6,749,075)

Basic and diluted loss per common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	84,116,214	83,491,214	84,116,214	83,491,214

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Unaudited Statement of Cash Flows

	For the Six months ended November 30, 2011	For the Six Months ended November 30, 2010	November 18, 2005 (inception) through November 30, 2011
Cash flows from operating activities
Net loss	$(43,336)	$(146,434)	$(6,749,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	289	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	17,000
Changes operating assets and liabilities:
Other assets	-	20,000	-
Accounts payable	29,268	-	29,268
Accounts payable - related parties	-	(2,050)	9,807
Accrued interest	333	-	333
Net cash provided by (used in) operating activities	(13,735)	(128,195)	(1,337,992)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	100,000	1,940,450
Proceeds from loans	-	-	116,966
Net cash provided by financing activities	-	100,000	2,057,416

Net change in cash and cash equivalent	(13,735)	(28,195)	26,249

Cash and cash equivalent at the beginning of period	39,984	202,557	-

Cash and cash equivalent at the end of period	$26,249	$174,362	$26,249

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-	$-	$-

See accompanying notes to financial statements

VIPER RESOURCES, INC.

UNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 and 2010 audited financial statements.  The results of operations for the six months ended November 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 – NOTES PAYABLE

The Company has received a loan from ACI, Inc. in the amount of $20,000 on June 30, 2011. The length of the loan is two years and it carries an interest rate of 5% per annum. There is no collateral for this loan. This loan was paid off in full in October 2011.

As of November 30, 2011, the Company has accrued interest payable in the amount of $333.

NOTE 3 – SHAREHOLDERS’ EQUITY

There is no change in equity for the six months ended November 30, 2011.

NOTE 4 – SIGNIFICANT TRANSACTIONS

The Company has no significant transactions for the six months ended November 30, 2011.

NOTE 5 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the six months ended November 30, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

We are in the exploration stage as an oil and gas exploration company and during the quarter ended November 30, 2011 we engaged in limited oil and gas activities.  We had minimal operations and generated no revenues during the quarter ended November 30, 2011. Our ability to develop and maintain a meaningful level of revenues from oil and gas operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisitions.

At the present time, we have no developed properties and no production.

During the next 12 months, we intend to evaluate and determine whether to expand or discontinue our oil and gas operations. We may also seek to identify possible merger candidates in the oil and gas industry or in other fields.

In its report dated September 13, 2011, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,749,075 as of November 30, 2011. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Presently we have four full-time employees consisting of our executive officers, Dianwen Ju, Jimmy Wang, Xiao Chen and Guofeng Xu. Changes in the number of employees during the next twelve months will be a function of the level of business activity.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the three and six months ended November 30, 2011 decreased to $22,333 and $43,003, respectively from $58,320 and $146,434, respectively, during the three and six months ended November 30, 2010.

Net Loss

We incurred net losses for the three and six months ended November 30, 2011 of $22,499 and $43,336, respectively. We incurred net losses for the three and six months ended November 30, 2010 of $58,320 and $146,434, respectively. The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2011, we had working capital deficit of $4,862 compared to working capital of $38,474 at May 31, 2011. Current liabilities increased to $31,111 at November 30, 2011 from $1,510 at May 31, 2011. Current assets decreased to $26,249 at November 30, 2011 from $39,984 at May 31, 2011. The decrease in current assets at November 30, 2011 compared to May 31, 2011 was due a decrease in cash and cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of equity securities during the three months ended November 30, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

On November 21, 2011 Vincent Wang resigned as our Secretary and Guofeng Xu was appointed to fill the vacated Secretary position. Guofeng Xu, age 32, performed PhD Research involving the identification of new metalloprotease genes at the University of Virginia in Charlottesville, VA from August, 2004 until December, 2011. Form August, 2001 until June, 2004 he performed M.S. Research in Shanghai, China involving the anti-cancer drug Onconase. Mr. Xu received a PhD in Cell Biology from the University of Virginia in 2011 and a B.S. in Biological Science and Technologies from Zhejiang University in Hangzhou China in 2001.

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

Dated:  January 13, 2012

By: /s/ Dianwen Ju

Dianwen Ju

President and Chief Executive Officer

By: /s/ Xiao Chen

Xiao Chen

Chief Financial Officer