Form 10-Q
period 2012-02-29
Viper Resources,Inc.
filed 2012-04-23
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .   No   X  .

As of April 18, 2012 there were 84,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE

Balance Sheets as at February 29, 2012 (Unaudited) and May 31, 2011	5

Statements of Operations for the three and nine months ended February 29, 2012 and February 29, 2011 (Unaudited) and the period from November 18, 2005 (inception) through February 29, 2012 (Unaudited)	6

Statements of Cash Flows for the nine months ended February 29, 2012 and February 29, 2011 (Unaudited) and the period from November 18, 2005 (inception) through February 29, 2012 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Balance Sheet

	February 29,	May 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$25,534	$39,984
Total assets (all current)	$25,534	$39,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$37,891	$-
Accounts payable - related parties	1,510	1,510
Loans payable (current portion)	-	-
Accrued interest	333	-
Total current liabilities	39,734	1,510

Loans payable (non-current portion)	-	-
Total liabilities	39,734	1,510

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 84,116,214 shares issued and outstanding as of February 29, 2012 and May 31, 2011 respectively	841	841
Additional paid in capital	6,743,372	6,743,372
Deficit accumulated during development stage	(6,758,413)	(6,705,739)
Total stockholders' equity	(14,200)	38,474

Total liabilities and stockholders' equity	$25,534	$39,984

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Unaudited Statement of Operations

	For the three months ended February 29, 2012	For the three months ended February 28, 2011	For the Nine months ended February 29, 2012	For the Nine months ended February 28, 2011	November 18, 2005 (inception) through February 29, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	9,338	50,294	52,341	196,728	6,739,462
Total operating expenses	9,338	50,294	52,341	196,728	6,739,462

Loss from operations	(9,338)	(50,294)	(52,341)	(196,728)	(6,739,462)

Other income / (expenses)
Loss on disposal of office equipments	-	-	-	-	(1,592)
Interest expenses	-	-	(333)	-	(17,359)
Total other income / (expense)	-	-	(333)	-	(18,951)

Net loss	$(9,338)	$(50,294)	$(52,674)	$(196,728)	$(6,758,413)

Basic and diluted loss per common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	84,116,214	83,491,214	84,116,214	83,491,214

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Unaudited Statement of Cash Flows

	For the Nine months ended February 29, 2012	For the Nine months ended February 28, 2011	November 18, 2005 (inception) through February 29, 2012
Cash flows from operating activities
Net loss	$(52,674)	$(196,728)	$(6,758,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	434	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	17,000
Changes operating assets and liabilities:
Other assets	-	20,000	-
Accounts payable	37,891	-	37,891
Accounts payable - related parties	-	(2,050)	9,807
Accrued interest	333	-	333
Net cash provided by (used in) operating activities	(14,450)	(178,344)	(1,338,707)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	100,000	1,940,450
Proceeds from loans	-	-	116,966
Net cash provided by financing activities	-	100,000	2,057,416

Net change in cash and cash equivalent	(14,450)	(78,344)	25,534

Cash and cash equivalent at the beginning of period	39,984	202,557	-

Cash and cash equivalent at the end of period	$25,534	$124,213	$25,534

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-	$-	$-

See accompanying notes to financial statements

VIPER RESOURCES, INC.

UNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 29, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 and 2010 audited financial statements.  The results of operations for the nine months ended February 29, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 – NOTES PAYABLE

The Company has received a loan from ACI, Inc. in the amount of $20,000 on June 30, 2011. The length of the loan is two years and it carries an interest rate of 5% per annum. There is no collateral for this loan. This loan was paid off in full in October 2011.

As of February 29, 2012, the Company has accrued interest payable in the amount of $333.

NOTE 3 – SHAREHOLDERS’ EQUITY

There is no change in equity for the nine months ended February 29, 2012.

NOTE 4 – SIGNIFICANT TRANSACTIONS

The Company has no significant transactions for the nine months ended February 29, 2012.

NOTE 5 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the nine months ended February 29, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

We are in the exploration stage as an oil and gas exploration company and during the quarter ended February 29, 2012 we engaged in limited oil and gas activities.  We had minimal operations and generated no revenues during the quarter ended February 29, 2012. Our ability to develop and maintain a meaningful level of revenues from oil and gas operations is dependent on our ability to successfully acquire and drill exploration and development wells and complete producing property acquisitions.

At the present time, we have no developed properties and no production.

During the next 12 months, we intend to evaluate and determine whether to expand or discontinue our oil and gas operations. We may also seek to identify possible merger candidates in the oil and gas industry or in other fields.

In its report dated September 13, 2011, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $6,758,413 as of February 29, 2012. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, officer’s salaries, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $60,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

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

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the three and nine months ended February 29, 2012 decreased to $9,338 and $52,341, respectively from $50,294 and $196,728, respectively, during the three and nine months ended February 28, 2011.

Net Loss

We incurred net losses for the three and nine months ended February 29, 2012 of $9,338 and $52,674, respectively. We incurred net losses for the three and nine months ended February 28, 2011 of $50,294 and $196,728, respectively. The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At February 29, 2012, we had a working capital deficit of $14,200 compared to working capital of $38,474 at May 31, 2011. Current liabilities increased to $39,734 at February 29, 2012 from $1,510 at May 31, 2011. The increase in current liabilities at February 29, 2012 compared to May 31, 2011 was due to an increase in accounts payable. Current assets decreased to $25,534 at February 29, 2012 from $39,984 at May 31, 2011. The decrease in current assets at February 29, 2012 compared to May 31, 2011 was due to a decrease in cash and cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of equity securities during the three months ended February 29, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

VIPER RESOURCES, INC.

Dated:  April 23, 2012

By:/s/ Dianwen Ju

Dianwen Ju

President and Chief Executive Officer

By:/s/ Xiao Chen

Xiao Chen

Chief Financial Officer