Form 10-K
period 2012-05-31
Viper Resources,Inc.
filed 2012-09-13
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2012

OR

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52782

VIPER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, CA	91101
(Address of principal executive offices)	(Postal Code)

Registrant's telephone number:  (626) 683-7330

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X  . No      .

As of November 30, 2011, there were 84,116,214 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 49,116,214 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $1,473,486 based on the closing price of $0.03 for the registrant’s common stock on November 30, 2011.

As of September 1, 2012, there were 99,116,214 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.

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

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•

our status as a development stage company;

•

our selection of a prospective target business or asset;

•

our issuance of our capital shares or incurrence of debt to complete a business combination;

•

removal of our securities from OTC Bulletin Board quotation system, or the ability to have our securities quoted on OTC Bulletin Board or listed on a national exchange following our business combination;

•

our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•

conflicts of interest of our officers and directors;

•

potential current or future affiliations of our officers and directors with competing businesses;

•

our ability to obtain additional financing if necessary;

•

the control by our existing stockholders of a substantial interest in us;

•

our being deemed an investment company;

•

our dependence on our key personnel;

•

our dependence on a single company after our business combination;

•

business and market outlook;

•

our and our customers’ business strategies following the consummation of a business combination;

•

environmental, obtaining permits and other regulatory risks following the consummation of a business combination;

•

foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•

operating and capital expenditures by us following the consummation of a business combination;

•

our competitive position following the consummation of a business combination;

•

outcomes of legal proceedings following the consummation of a business combination;

•

expected results of operations and/or financial position following the consummation of a business combination;

•

future effective tax rates; and

•

compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company,” “Viper,” “we,” “us” or “our” are to Viper Resources, Inc.

PART I

ITEM 1.     BUSINESS

Business Development

We were incorporated in the State of Nevada on November 18, 2005, under the name Cobra Oil and Gas Company. We were formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas.

On October 14, 2009, we filed an amendment to our Articles of Incorporation to change our name to Viper Resources, Inc., and increase our authorized capitalization from 200,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value to 400,000,000 shares, consisting of 300,000,000 shares of common stock $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value.

Since inception, we were in the exploration stage as an oil and gas exploration company.  During the fiscal year ended May 31, 2012, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues.  In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value.

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our officers nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•

the ability to use registered securities to acquire assets or businesses;

•

increased visibility in the marketplace;

•

ease of borrowing from financial institutions;

•

improved stock trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequently raising capital;

•

compensation of key employees through stock options;

•

enhanced corporate image; and

•

a presence in the United States capital market.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with us may include the following:

•

a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

•

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company which may wish an initial entry into the United States securities market;

•

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan;

•

a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•

potential for growth, indicated by new technology, anticipated market expansion or new products;

•

competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

strength and diversity of management, either in place or scheduled for recruitment;

•

capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

the cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

•

the extent to which the business opportunity can be advanced;

•

the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission (“SEC”) upon consummation of a merger or acquisition, as well as our  audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Our company, based on our proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act, we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from our management. Each of our officers is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

In addition our filings can be viewed on our Internet site at www.viper-resources.com.

ITEM 1A.     RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We are a development stage company and may never be able to effectuate our business plan.

Since inception, we were in the exploration stage as an oil and gas exploration company.  In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenues and incurred a cumulative net loss of ($7,067,456) through May 31, 2012. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. None of our officers has entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may need to raise additional capital to expand our operations and execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholders, officers and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officers beneficially own in the aggregate approximately 50.5% of our outstanding common stock. As a result, our management will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors (“Board”); (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

We have only one director, and he is not "independent" as that term is defined in the rules of any national securities exchange. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by the Board. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock's future liquidity.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares, consisting of 300,000,000 shares of common stock $0.00001 par value, and 100,000,000 shares of preferred stock, $0.00001 par value. The future issuance of common stock, including shares that may be issued upon conversion of shares of preferred stock, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our Board of Directors is authorized to issue up to 100 million shares of preferred stock with powers, rights and preferences designated by it which may be issued to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company, thereby preventing you from realizing a premium over the market value of your shares.

Our Board is authorized to issue up to 100 million shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.     PROPERTIES

Our executive offices are located at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101 and cover an area of approximately 8,142 square feet. The use of these offices is supplied to us on a rent free basis by an affiliated party.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “CGCA.OB” from July 20, 2007 until November 6, 2009, and has traded since November 6, 2009 under the symbol “VPRS.OB”. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
August 31, 2012	$0.0215	$0.011
May 31, 2012	$0.0215	$0.014
February 29, 2012	$0.026	$0.0141
November 30, 2011	$0.058	$0.023
August 31, 2011	$0.076	$0.047
May 31, 2011	$0.08	$0.03
February 28, 2011	$0.035	$0.013
November 30, 2010	$0.0225	$0.011
August 31, 2010	$0.035	$0.015
May 31, 2010	$0.141	$0.035
February 26, 2010	$0.27	$0.125
November 30, 2009	$1.16	$0.25
August 31, 2009	$1.53	$0.46

Holders

As of September 1, 2012 there were approximately 9 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On April 30, 2012 we authorized the issuance of 5,000,000 shares of our common stock to each of Dianwen Ju, Xiao Chen and Jimmy Wang as a compensation for services for the period from April 25, 2011 through April 24, 2012. The shares were valued at $0.02 per share, which was the closing trading price of our common stock on the date of issuance. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•

the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•

the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•

at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report.

Historically, we were in the exploration stage as an oil and gas exploration company.  During the fiscal year ended May 31, 2012, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues.  In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Our plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to us and our shareholders.

We are pursuing our search for a business opportunity primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. Our activities are subject to several significant risks that arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders. A description of the manner in which we will pursue the search for and participation in a business venture is described above.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $150,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

In its report dated August 24, 2012, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of ($7,067,456) as of May 31, 2012. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

We had operating expenses of $363,227 and $377,392 for the years ended May 31, 2012 and 2011 respectively. The decrease in operating expenses during the year ended May 31, 2012 was attributable to a decrease in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2012 and 2011 of $361,768 and $378,894, respectively.  The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2012 we had working capital of $6,757 compared to working capital of $38,475 at May 31, 2011. Current liabilities increased to $35,481 at May 31, 2012 from $1,509 at May 31, 2011.  Current assets decreased to $12,238 at May 31, 2012 from $39,984 at May 31, 2011 due to a decrease in cash.

Management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Critical Accounting Policies and Estimates

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less as cash equivalents.

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

Income Tax

We account for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”).  Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Income (Loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding.  Warrants, stock options, and common stock issuable upon the conversion of our preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms.  We have had no revenue to date.

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

Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, as reported in our balance sheet, approximates fair value.

Stock Based Compensation

We account for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Recent Accounting Pronouncements

Refer to Note 3 to the Financial Statements included in Item 8 of this Annual Report, which discusses new accounting pronouncements we adopted, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and notes thereto commencing on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 6, 2011, our Board approved the dismissal of Ronald R. Chadwick, P.C. (“Chadwick”) as our independent registered public accounting firm and engaged Sam Kan & Company (“SK”) as our independent registered public accounting firm, both effective as of July 6, 2011.

Chadwick’s report on our financial statements for each of the fiscal years ended May 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern.

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

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended May 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2012, our disclosure controls and procedures were effective.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2012, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended May 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our Board.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of May 31, 2012, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer, Director	43	April 25, 2011
Jimmy Wang	Treasurer	45	N/A
Xiao Chen	Chief Financial Officer	39	N/A
Guofeng Xu	Secretary	32	N/A

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Dianwen Ju, Ph.D. has served as our President, Chief Executive Officer and sole Director since April 25, 2011. He received a Ph.D. degree in Immunology in 1999, a Master’s degree in Pharmacology in 1994, and a Bachelor’s degree in Pharmacy in 1991 in Second Military Medical University, Shanghai, China. He joined Shanghai MediPharm Biotech in 2002 as a director of R&D and he is currently CEO and Chairman of MediPharm Biotech Pharmaceuticals Co. Ltd (Bermuda). He is also a Research Professor in Fudan University, Shanghai, China. He has 20 years of R&D experiences in biological drugs and new therapies for the treatment of malignant cancer. He has more than 40 publications in peer-reviewed international journals including Journal of Clinical Oncology, Cancer Research, Gene Therapy, International Journal of Oncology, Cancer Gene Therapy, Cancer Immunology & Immunotherapy, et al. He has invented 15 biotechnologies of which 8 are patented and the remaining 7 are pending. Before joining MediPharm in 2002, Dr. Ju had been an assistant director and a senior scientist in Shanghai Brilliance Biotech Institute and a lecturer in Immunology in Second Military Medical University for 6 years. Mr. Ju brings to our Board a wealth of experience derived from his services in various businesses. He has demonstrated strong acumen and ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.

Jimmy Wang has served as our Treasurer since April 25, 2011. He is the Chief Financial Officer of American Compass, Inc., where he has served, initially as Chief Accounting Officer, since 2003.  Prior to joining American Compass, Inc., he served as an accounting manager for Planned Parenthood of the Greater Miami Valley from 2000 to 2003.  He has served as a Director for Nevada Gold Holdings, Inc. since January 25, 2011.  He is a graduate of the City University of New York, where he majored in both Accounting & Information Systems and Economics.

Xiao Chen has served as our Chief Financial Officer since April 25, 2011. He worked at Brilliance China Group from 1994 to 2001. From 2005 to 2008, he worked as director of finance at Shanghai Medipharm Co. Ltd. Since 2008, Mr. Chen has been working at Hybrid Kinetic Group Limited as vice general manager of investments in China. Mr. Chen holds a bachelor’s degree in investment management from Shanghai Finance University.

Guofeng Xu has served as our Secretary since November 21, 2011. He performed Ph.D. Research involving the identification of new metalloprotease genes at the University of Virginia in Charlottesville, Virginia from August 2004 until December 2011. From August 2001 until June 2004 he performed M.S. Research in Shanghai, China involving the anti-cancer drug Onconase. Mr. Xu received a Ph.D. in Cell Biology from the University of Virginia in 2011 and a B.D. in Biological Science and Technologies from Zhejiang University in Hangzhou China in 2001.

Board of Directors; Board Committees

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board. Our Board may designate from among its members an executive committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our limited business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Dianwen Ju, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Corporate Governance

Leadership Structure

Our Board has 1 member, Dianwen Ju. Accordingly we have not designated a chairman.

We are a small, development stage company which has yet to achieve operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy. Our Board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended May 31, 2012 except that:  (i) Dianwen Ju filed a late Form 3 on August 21, 2012, to report his appointment as our President, Chief Executive Officer and sole director as of April 25, 2011, (ii) Xiao Chen filed a late Form 3 on August 21, 2012, to report his appointment as our Chief Financial Officer as of April 25, 2011, (iii) Jimmy Wang filed a late Form 3 on August 21, 2012, to report his appointment as our Treasurer as of April 25, 2011, and his indirect beneficial ownership of in excess of 10% of our issued and outstanding common stock, (iv) Dianwen Ju filed a late Form 4 on August 22, 2012, to report his receipt of 5,000,000 shares of our common stock as of April 30, 2012, as compensation for services rendered for the period from April 25, 2011 through April 24, 2012, (v) Xiao Chen filed a late Form 4 on August 22, 2012, to report his receipt of 5,000,000 shares of our common stock as of April 30, 2012, as compensation for services rendered for the period from April 25, 2011 through April 24, 2012, and (vi) Jimmy Wang filed a late Form 4 on August 22, 2012, to report his receipt of 5,000,000 shares of our common stock as of April 30, 2012, as compensation for services rendered for the period from April 25, 2011 through April 24, 2012.

To our knowledge, based solely on a review of copies of such reports, no other person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

Code of Ethics

In 2007, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Viper Resources, Inc. at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended May 31, 2012, and 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2012; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended May 31, 2012 that received annual compensation during the fiscal year ended May 31, 2012 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended May 31, 2011 that received annual compensation during the fiscal year ended May 31,2012 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Dianwen Ju(1)(2), President and Chief Executive Officer	2012 2011	0 0	0 0	100,000 0	0 0	0 0	0 0	0 0	100,000 0

Jimmy Wang(1)(2), Treasurer	2012 2011	0 0	0 0	100,000 0	0 0	0 0	0 0	0 0	100,000 0

Xiao Chen(1)(2), Chief Financial Officer	2012 2011	0 0	0 0	100,000 0	0 0	0 0	0 0	0 0	100,000 0

(1)

Effective April 25, 2011 (a) Dianwen Ju was appointed as a director and as our President and Chief Executive Officer; (b) Xiao Chen was appointed as our Chief Financial Officer; and (c) Jimmy Wang was appointed as our Treasurer.

(2)

Effective April 30, 2012 Messrs. Ju, Chen and Wang each received 5,000,000 shares of our restricted common stock for services rendered by them during the period April 25, 2011 through April 24, 2012. The shares were valued at $100,000 based upon the closing prices of $0.02 per share of our common stock on April 27, 2012.

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

Employment Agreements

None of our current officers or directors have written employment agreements with us.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of May 31, 2012 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of May 31, 2012. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Chimerica Capital, LLC 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	35,000,000 shares, direct(3)	35.3%

Baden Energy Group Ltd. Rue Du Rhone 14 1204 Geneva, Switzerland	Common Stock, $0.00001 par value	13,050,958 shares, direct(4)	12.35

Dianwen Ju 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	5,000,000 shares owned	5.04%

Jimmy Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	40,000,000 shares, 5,000,000 direct and 35,000,000 indirect(3)	40.36%

Xiao Chen 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	5,000,000 shares owned	5.04%

Goufeng Xu 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	0 shares owned	0%

All directors and executive officers as a group (4 persons)	Common Stock, $0.00001 par value	50,000,000 shares, indirect(3)	50.45%

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

(2)

There were 99,116,214 shares of common stock issued and outstanding on May 31, 2012.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 30, 2012 our Board authorized the issuance of 5,000,000 shares of our common stock to each of Dianwen Ju, Xiao Chen and Jimmy Wang in consideration of services rendered by each of them during the period April 25, 2011 through and including April 24, 2012.

Director Independence

Our sole present director is not “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as our director also serves as one of our executive officers.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2012 and 2011 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2012	Fiscal year ended May 31, 2011

Audit fees (1)	$4,200	$ 4,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$4,200	$ 4,000

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended May 31, 2012 and 2011, were approved by our Board.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2005 (1)
3.2	3.1	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)
3.3	3.2	Bylaws (1)
4.1	4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)
4.2	4.1	Warrant dated September 22, 2009 excercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)
10.1	10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)
10.2	10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)
10.3	10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)
10.4	10.1	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)
10.5	10.1	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)
10.6	10.1	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (7)
10.7	10.1	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (8)
10.8	10.2	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (8)
10.9	10.1	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (10)
10.10	10.1	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (11)
10.11	10.1	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (12)
10.12	10.1	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (13)
10.13	10.13	July 6, 2009 Advisory Board Agreement with Warren Dillard (14)
10.14	10.1	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)
10.15	10.2	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)
10.16	10.1	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (15)
14.1	14.1	Code of Ethics (9)
21	*	Subsidiaries of Registrant
31.1	*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
32.1**	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2**	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101.INS***	*	XBRL Instance Document
101.SCH***	*	XBRL Schema Document
101.CAL***	*	XBRL Calculation Linkbase Document
101.DEF***	*	XBRL Definition Linkbase Document
101.LAB***	*	XBRL Label Linkbase Document
101.PRE***	*	XBRL Presentation Linkbase Document

*  Filed herewith.

**  This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***  Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

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

VIPER RESOURCES, INC.

Dated:  September 13, 2012

By:

/s/ Dianwen Ju

Dianwen Ju, President and

     Chief Executive Officer

Dated:  September 13, 2012

By:

/s/ Xiao Chen

Xiao Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of September, 2012.

/s/ Dianwen Ju
Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of May 31, 2012 and 2011 (audited)	F-3

Statements of Operations for the Years Ended May 31, 2012 and 2011 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2012 (audited)	F-4

Statements of Stockholders’ Equity for the period from November 18, 2005 (dated of inception) through May 31, 2012 (audited)	F-5–F-6

Statements of Cash Flows for the Years Ended May 31, 2012 and 2011 (audited) and the for the period from November 18, 2005 (dated of inception) through May 31, 2012 (audited)	F-7

Notes to Financial Statements (audited)	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Viper Resources, Inc.

(A Exploration Stage Company)

We have audited the accompanying balance sheets of Viper Resources, Inc. (hereinafter the “Company”), as of May 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 2012 and 2011, and for the period from inception on November 18, 2005 to May 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of May 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, and for the period from inception on November 18, 2005 to May 31, 2012 are in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012 and 2011, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company

August 24, 2012

Alameda, California

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Balance Sheet

	May 31, 2012	May 31, 2011
ASSETS
Current assets
Cash and cash equivalent	$12,238	$39,984

Total assets (all current)	$12,238	$39,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,481	$-
Accounts payable - related parties	-	1,509
Loan payable - related party	30,000	-
Total liabilities	35,481	1,509

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 99,116,214 and 84,116,214 shares issued and outstanding as of May 31, 2012 and May 31, 2011, respectively	991	841
Additional paid in capital	7,043,222	6,743,372
Deficit accumulated during development stage	(7,067,456)	(6,705,738)
Total stockholders' equity	(23,243)	38,475

Total liabilities and stockholders' equity	$12,238	$39,984

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statements of Operations

	For the year ended May 31, 2012	For the year ended May 31, 2011	November 18, 2005 (inception) through May 31, 2012

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	363,227	377,392	7,050,347
Total operating expenses	363,227	377,392	7,050,347

Other income (expenses)
Other income	1,509	-	1,509
Loss on disposal of office equipments	-	(1,592)	(1,592)
Interest expenses	-	-	(17,026)
Total other income (expense)	1,509	(1,592)	(17,109)

Net loss	$(361,718)	$(378,984)	$(7,067,456)

Basic and diluted loss per common shares	$-	$-

Weighted average shares outstanding	85,427,689	83,433,154

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances at November 18, 2005	-	$ -	-	$ -	$ -	$ -	$ -	$ -

November 30, 2005. 5,000,000 shares of common stock issued for cash of $50 to a founder, for $0.00001 per share	-	-	5,000,000	50	-	-	-	50
Donated services and rent	-	-	-	-	-	3,000	-	3,000
Gain (loss) for the period from November 18, 2005 (Inception)through May 31, 2006	-	-	-	-	-	-	(4,874)	(4,874)
Balances at May 31, 2006	-	-	5,000,000	50	-	3,000	(4,874)	(1,824)

April 12, 2007, 1,004,000 shares of common stock issued for cash at $0.10 per share, minus $10,000 def off costs	-	-	1,004,000	10	90,390	-	-	90,400
Donated services and rent	-	-	-	-	-	6,000	-	6,000
Gain (loss) for the year	-	-	-	-	-	-	(47,360)	(47,360)
Balances at May 31, 2007	-	-	6,004,000	60	90,390	9,000	(52,234)	47,216

April 16, 2008, 4,000,000 shares were returned by M. Pozzoni for cancellation	-	-	(4,000,000)	(40)	40	-	-	-
April 22, 2008, forward split of 35:1 declared by directors	-	-	68,136,000	681	(681)	-	-	0
May 22, 2008, 1,000,000 units consisting of 1 share and 1 warrant exercisable at $0.40 issued for cash at $0.25 per unit	-	-	1,000,000	10	249,990	-	-	250,000
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Gain (loss) for the period	-	-	-	-	-	-	(191,819)	(191,819)
Balances at May 31, 2008	-	-	71,140,000	711	339,739	13,500	(244,053)	109,897

June 11, 2008, 1,000,000 units consisting of 1 share and 1warrant exercisable at $0.40 issued for cash at $0.25 per unit	-	-	1,000,000	10	249,990	-	-	250,000
Reclassify donated capital	-	-	-	-	13,500	(13,500)	-	-
Loss for the year	-	-	-	-	-	-	(285,988)	(285,988)
Balances at May 31, 2009	-	-	72,140,000	721	603,229	-	(530,041)	73,909

(continued)

June 23, 2009, 100,000 units consisting of 1 share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	100,000	1	49,999	-	-	50,000
July 6, 2009 shares issued for services	-	-	25,000	-	12,500	-	-	12,500
July 21, 2009, 200,000 units consisting of 1share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	200,000	2	99,998	-	-	100,000
July 25, 2009 issuance for down payment to Enercor for Utah lease	-	-	4,147,227	41	3,999,958	-	-	3,999,999
July 30, 2009, 200,000 units consisting of 1 share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	200,000	2	99,998	-	-	100,000
August 5, 2009 issuance for 37.5%working interest in Utah lease	-	-	300,000	3	335,997	-	-	336,000
August 12, 2009, issuance for 62.5%working interest in Utah lease	-	-	300,000	3	311,997	-	-	312,000
August 12, 2009, 319,419 units consisting of 1 share and 1 warrant exerciseable at $1.18 issued for cash at $0.94per unit	-	-	319,149	3	299,997	-	-	300,000
August 31, 2009, settlement of debt with former Company officer	-	-	153,508	2	125,261	-	-	125,263
September 22, 2009, 600,000 units consisting of 1 share and 1 warrant exerciseable at $1.25 issued for cash at $1.00 per unit	-	-	600,000	6	599,994	-	-	600,000
Jan 6, 2010 - Shares issued for advisor services	-	-	25,000	-	4,500	-	-	4,500
February 23, 2010, 606,060 units consisting of 1 share and 1 warrant exerciseable at $0.20 issued for cash at $0.165 per unit	-	-	606,060	6	99,994	-	-	100,000
Fractional shares	-	-	270	-	-	-	-	-
Gain (loss) for the period	-	-	-	-	-	-	(5,796,713)	(5,796,713)
Balances at May 31, 2010	-	-	79,116,214	791	6,643,422	-	(6,326,754)	317,459

Shares issued on July 20, 2010	-	-	5,000,000	50	99,950	-	-	100,000
Net loss for the year ended	-	-	-	-	-	-	(378,984)	(378,984)
Balance at May 31, 2011	-	-	84,116,214	841	6,743,372	-	(6,705,738)	38,475

Shares issued for services received	-	-	15,000,000	150	299,850	-	-	300,000
Net loss for the year ended	-	-	-	-	-	-	(361,718)	(361,718)
Balance at May 31, 2012	-	$ -	99,116,214	$ 991	$7,043,222	$ -	$(7,067,456)	$ (23,243)

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statements of Cash Flows

	For the year ended May 31, 2012	For the year ended May 31, 2011	November 18, 2005 (inception) through May 31, 2012
Cash flows from operating activities
Net loss	$(361,718)	$(378,984)	$(7,067,456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	870	1,304
Exploration costs - lease write downs	-	96,000	5,339,871
Compensatory stock issuances	300,000	-	317,000
Changes operating assets and liabilities:
Prepaid	-	20,000	-
Accounts payable	3,972	(2,051)	13,778
Net cash used in operating activities	(57,746)	(264,165)	(1,382,003)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	1,592	1,592
Oil and gas properties	-	-	(691,871)
Net cash provided by (used in) investing activities	-	1,592	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	100,000	1,940,450
Proceeds from related party loan	30,000	-	146,966
Net cash provided by financing activities	30,000	100,000	2,087,416

Net change in cash and cash equivalent	(27,746)	(162,573)	12,238

Cash and cash equivalent at the beginning of period	39,984	202,557	-

Cash and cash equivalent at the end of period	$12,238	$39,984	$12,238

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$300,000	$-	$300,000

See accompanying notes to financial statements

VIPER RESOURCES, INC.

(Formerly Cobra Oil and Gas Company)

(A Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Viper Resources, Inc. (hereinafter the "Company"), a company organized in the state of Nevada (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, "Development Stage Entities".

Organization, Nature of Business and Trade Name

Viper Resources, Inc., formerly known as Cobra Oil and Gas Company, was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its shares of authorized common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. In May 2012, the Company’s management determined to discontinue the Company’s oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principle generally accepted in the United States of America.

Development Stage

The Company is currently in the development stage and has no significant operations.

Fiscal Year

The Company employs a fiscal year ending May 31.

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, Financial Instruments, began requiring disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

VIPER RESOURCES, INC.

(Formerly Cobra Oil and Gas Company)

(A Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of May 31, 2012 and 2011.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of May 31, 2012 and 2011, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Property, Plant and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed over the estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Furniture and fixtures	5 years
Office equipment	5 years
Vehicles	5 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. During the years ended May 31, 2012 and 2011, office equipment was fully depreciated and the Company did not make any purchase in property and equipment.

Oil and Gas Interests

The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development (including unproductive wells) are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

VIPER RESOURCES, INC.

(Formerly Cobra Oil and Gas Company)

(A Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proven reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center’s reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Since the Company has not produced any oil or gas, a provision for depletion has not been made.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $12,238 and $39,984 in cash and cash equivalent on May 31, 2012 and 2011, respectively.

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no signed contacts and no revenue to date.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of May 31, 2012, $5,481 was recorded as accounts payable. As of May 31, 2011, $1,509 was recorded as accounts payable from related parties which was later forgiven.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of May 31, 2012 and 2011, the Company had 99,116,214 and 84,116,214 common shares outstanding, respectively.

VIPER RESOURCES, INC.

(Formerly Cobra Oil and Gas Company)

(A Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

The computations of basic loss per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements. As of May 31, 2012, there were no common stock equivalents outstanding.

	Loss	W.A. Shares	Loss per Share
	(Numerator)	(Denominator)	(Amount)
For the year ended May 31, 2012	$ (361,718)	85,427,689	$ (0.00)
For the year ended May 31, 2011	$ (378,984)	83,433,154	$ (0.00)

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment was effective for the Company on January 1, 2012. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retroactive application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 2. OIL AND GAS PROPERTIES

During the fiscal year ended May 31, 2010, the Company entered into a working interest purchase agreement with Enercor, Inc. (a Nevada corporation), with respect to a lease which is a State of Utah BLM (Bureau of Land Management) lease in which other parties retain a 37.5% working interest after our purchase of a 62.5% working interest from Enercor. This lease had oil and gas drilling rights. This lease was acquired in July of 2009 through the issuance of Company stock valued at $312,000. At the fiscal year end on May 31, 2010, the fair market value was determined to be $60,000, with the Company taking a write down expense of $252,000. At the fiscal year end on May 31, 2011, management determined that this lease would not be able to generate any future benefit to the Company and therefore the fair market value was determined to be $0, with the Company taking a further write down expense of $60,000.

The acquisition of each of these leases was accomplished primarily through the issuance of new shares of Company common stock.

NOTE 3. RELATED PARTY TRANSACTIONS

On June 30, 2011, the Company took a loan from American Compass Inc., a sister company, in the amount of $20,000. This was a non-interest bearing and unsecured loan. The loan was repaid in October, 2011. In May, 2012, the Company accepted another loan from American Compass Inc. in the amount of $30,000. This is also a non-interest bearing and unsecured loan due on May 31, 2013.

NOTE 4. STOCK BASED COMPENSATION

In April 2012, the Company issued 5,000,000 shares of the Company’s common stock to three officers, Dianwen Ju, Xiao Chen, and Jimmy Wang for services rendered to the Company during the period from April 25, 2011 through and including April 24, 2012. These shares of common stock were at a value of $0.02 per share in the aggregate value of $300,000.

VIPER RESOURCES, INC.

(Formerly Cobra Oil and Gas Company)

(A Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with par values in $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with par values in $.00001. On May 6, 2008, the Company effected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 5,000,000 shares of common stock to investors at a price of $0.02 per unit for a total of $100,000. As mentioned in NOTE 4, the Company has issued a total of 15 million shares of common stock to compensate its officers during the fiscal year of 2012. There were 99,116,214 and 84,116,214 shares issued and outstanding as of May 31, 2012 and May 31, 2011 respectively.

Effective April 25, 2011, Massimiliano Pozzoni sold 35,000,000 shares of common stock held in his name to Chimerica Capital, LLC. Jimmy Wang, the Company’s treasurer, has the power to vote and dispose of the shares transferred to Chimerica Capital, LLC.

NOTE 6. OFFICE LEASE

Commencing in May 2011, the Company holds no lease agreement. The Company uses an office at a location provided by one of its officers rent-free.

NOTE 7. WARRANTS

At May 31, 2008, the Company had 1,000,000 common stock purchase warrants outstanding, originally sold as part of a unit, allowing the holder to purchase one share of common stock at an exercise price of $.40, anytime through May 15, 2011. In fiscal year 2009, the Company sold 1,000,000 units to an investor for cash at $0.25 per unit, or an aggregate of $250,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $.40, anytime through June 9, 2011. At May 31, 2009, none of the warrants had been exercised, leaving a year-end balance of 2,000,000 warrants. The entire value of the units of $250,000 was assigned to the common stock as the warrants are non-detachable.

In fiscal year 2010, the Company sold 2,025,209 units to investors for cash at prices ranging from $0.17 - $1.00 per unit, or an aggregate of $1,250,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices ranging from of $.20 - $1.25, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010, none of the warrants had been exercised or had expired, leaving a year-end balance of 4,025,209 warrants.

During the year ended May 31, 2011, the Company sold 5,000,000 units to investors at a price of $0.02 per unit for a total of $100,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $0.025, anytime through expiration date of July 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. As of May 31, 2011, none of the warrants have been exercised. During the fiscal year of 2011, 1,000,000 warrants expired, leaving a year-end balance of 8,025,209 warrants.

During the year ended May 31, 2012, 1,000,000 warrants expired, leaving a year-end balance of 7,025,209 warrants.

NOTE 8. INCOME TAX

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

VIPER RESOURCES, INC.

(Formerly Cobra Oil and Gas Company)

(A Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

Net deferred tax assets consist of the following components as of May 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$7,067,456	$6,705,739
Valuation allowance	(7,067456)	(6,705,739)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2011 due to the following:

	2012	2011
Income tax benefit at statutory rate	$(2,402,935)	$(2,279,951)
Valuation allowance	2,402,935	2,279,951
	$-	$-

At May 31, 2012 and 2011, the Company had net operating loss carryforwards of approximately $7,067,456 and $6,705,739 which begin to expire in 2026. Deferred tax assets of approximately $2,402,935 and $2,279,951 in 2012 and 2011 created by the net operating losses have been offset by a 100% valuation allowance.

NOTE 9. GOING CONCERN

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

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public or private offering of equity or debt securities, or by other means. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

As of the date of this annual report, there are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2012 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.