Form 10-Q
period 2012-08-31
Viper Resources,Inc.
filed 2012-10-12
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes   X  . No      .

As of October 12, 2012 there were 99,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE

Balance Sheets as at August 31, 2012 (Unaudited) and May 31, 2012	5

Statements of Operations for the three months ended August 31, 2012 and August 31, 2011 (Unaudited) and the period from November 18, 2005 (inception) through August 31, 2012 (Unaudited)	6

Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011 (Unaudited) and the period from November 18, 2005 (inception) through August 31, 2012 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(A Development Stage Company)
BALANCE SHEET

	August 31,	May 31,
	2012	2012
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalent	$4,696	$12,238
Total assets (all current)	$4,696	$12,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,699	$5,481
Accounts payable - related parties	-	-
Loans payable (current portion)	30,000	30,000
Accrued interest	-	-
Total current liabilities	38,699	35,481

Loans payable (non-current portion)	-	-
Total liabilities	38,699	35,481

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 99,116,214 shares issued and outstanding as of August 31, 2012 and May 31, 2012 respectively	991	991
Additional paid in capital	7,043,222	7,043,222
Deficit accumulated during development stage	(7,078,216)	(7,067,456)
Total stockholders' equity	(34,003)	(23,243)

Total liabilities and stockholders' equity	$4,696	$12,238

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(A Development Stage Company)
UNAUDITED STATEMENT OF OPERATIONS

	Three months ended August 31, 2012	Three months ended August 31, 2011	November 18, 2005 (inception) through August 31, 2012

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	10,760	20,669	7,061,107
Total operating expenses	10,760	20,669	7,061,107

Loss from operations	(10,760)	(20,669)	(7,061,107)

Other income / (expenses)
Other income	-	-	1,509
Loss on disposal of office equipment	-	-	(1,592)
Interest expenses	-	(167)	(17,026)
Total other income / (expense)	-	(167)	(17,109)

Net loss	$(10,760)	$(20,836)	$(7,078,216)

Basic and diluted loss per common shares	$0.00	$0.00

Weighted average shares outstanding	99,116,214	84,116,214

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(A Development Stage Company)
UNAUDITED STATEMENT OF CASH FLOWS

	Three months ended August 31, 2012	Three months ended August 31, 2011	November 18, 2005 (inception) through August 31, 2012
Cash flows from operating activities
Net loss	$(10,760)	$(20,836)	$(7,078,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	-	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	317,000
Changes operating assets and liabilities:
Other assets	-	-	-
Accounts payable	3,218	13,813	16,996
Accounts payable - related parties	-	-	-
Accrued interest	-	167	-
Net cash provided by (used in) operating activities	(7,542)	(6,856)	(1,389,545)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	-	1,940,450
Proceeds from loans	-	20,000	146,966
Net cash provided by financing activities	-	20,000	2,087,416

Net change in cash and cash equivalent	(7,542)	13,144	4,696

Cash and cash equivalent at the beginning of period	12,238	39,984	-

Cash and cash equivalent at the end of period	$4,696	$53,128	$4,696

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-	$-	$-

See accompanying notes to financial statements

VIPER RESOURCES, INC.

UNAUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on August 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 and 2011 audited financial statements.  The results of operations for the three months ended August 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 – NOTES PAYABLE – RELATED PARTY

On June 30, 2011, the Company took a loan from American Compass Inc., a sister company, in the amount of $20,000. This was a non-interest bearing and unsecured loan. The loan was repaid in October, 2011. In May, 2012, the Company accepted another loan from American Compass Inc. in the amount of $30,000. This is also a non-interest bearing and unsecured loan due on May 31, 2013.

NOTE 3 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the three months ended August 31, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

We were incorporated in the State of Nevada on November 18, 2005 to purchase, operate and develop oil and gas properties. We never achieved any revenues from our oil and gas operations and in May 2012 determined to discontinue all such operations. We are presently attempting attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Our plan is to locate a viable business venture in which we can participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to us and our shareholders.

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors, although no assurance can be given that this will prove to be the case. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $150,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

In its report dated August 24, 2012, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of ($7,078,216) as of August 31, 2012. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the three months ended August 31, 2012 decreased to $10,760 from $20,669 during the three months ended August 31, 2011.

Net Loss

We incurred a net loss for the three months ended August 31, 2012 of $10,760.  We incurred a net loss for the three months ended August 31, 2011 of $20,836. The decrease in net loss was directly attributable to a decrease in our operating expenses.

Liquidity and Capital Resources

At August 31, 2012 we had a working capital deficit of $34,003 compared to working capital of $23,243 at May 31, 2012. Current liabilities increased to $38,699 at August 31, 2012 from $35,481 at May 31, 2012 due to an increase in accounts payable. Current assets decreased to $4,696 at August 31, 2012 from $12,238 at May 31, 2012 due to a reduction in cash and cash equivalents.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We made no sales of equity securities during the three months ended August 31, 2012.

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

Dated: October 12, 2012

By:/s/ Dianwen Ju

Dianwen Ju

President and Chief Executive Officer

By:/s/ Xiao Chen

Xiao Chen

Chief Financial Officer