Form 10-K/A
period 2011-05-31
Viper Resources,Inc.
filed 2012-10-19
CIK 1350421

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Not Applicable.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended Form 10-K”) of Viper Resources, Inc. amends our Annual Report on Form 10-K for the year ended May 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on September 16, 2011 (the “Original Form 10-K”).  This Amended Form 10-K is being filed solely to correct a statement made in error concerning our intended future operations appearing in Note 1 to the Notes to Financial Statements found in “Item 8. Financial Statements and Supplementary Data” of the Original Form 10-K.

Except as described above, no other amendments are being made to the Original Form 10-K.  This Amended Form 10-K does not reflect events occurring after the Original Form 10-K or modify or update the disclosure contained therein in any other way other than as required to reflect the amendment discussed above.

We have attached to this Amended Form 10-K updated certifications executed as of the date of this Amended Form 10-K by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-K.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	3.1	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)

3.3	3.2	Bylaws (1)

4.1	4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)

4.2	4.1	Warrant dated September 22, 2009 excercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)

10.1	10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

10.2	10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	10.1	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)

10.5	10.1	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)

10.6	10.1	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (7)

10.7	10.1	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (8)

10.8	10.2	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (8)

10.9	10.1	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (10)

10.10	10.1	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (11)

10.11	10.1	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (12)

10.12	10.1	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (13)

10.13	10.13	July 6, 2009 Advisory Board Agreement with Warren Dillard (14)

10.14	10.1	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.15	10.2	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.16	10.1	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (15)

14.1	14.1	Code of Ethics (9)

21	21	Subsidiaries of Registrant (16)

31.1	*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

(16)

Filed as an exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended May 31, 2011, as filed with the Securities and Exchange Commission on September 16, 2011, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER RESOURCES, INC.

Dated:  October 19, 2012

By:

/s/ Dianwen Ju

Dianwen Ju, President and

Chief Executive Officer

Dated:  October 19, 2012

By:

/s/ Xiao Chen

Xiao Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of October, 2012.

/s/ Dianwen Ju
Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of May 31, 2011 and 2010 (audited)	F-2

Statements of Operations for the Years Ended May 31, 2011 and 2010 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2011 (audited)	F-3

Statements of Stockholders’ Equity for the period from November 18, 2005 (dated of inception) through May 31, 2011 (audited)	F-4 – F-5

Statements of Cash Flows for the Years Ended May 31, 2011 and 2010 (audited) and the for the period from November 18, 2005 (dated of inception) through May 31, 2011 (audited)	F-6

Notes to Financial Statements (audited)	F-7

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

As discussed in Note 10 to the financial statements, the Company changed the wording in Note 1 to the financial statements to more correctly state that, at the time, the Company’s new management team was evaluating the Company’s business operations and considering whether the Company would continue operating in the oil and gas industry.

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

/s/ Sam Kan & Company

Sam Kan & Company

September 13, 2011

(October 3, 2012 for Note 10 with respect to the correction of an incorrect statement)

Alameda, California

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Balance Sheets

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

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Donated Capital		Stockholders' Equity
	Shares	Amount	Shares	Amount			Deficit Accumulated During the Development Stage

Balances at November 18, 2005	-	$-	-	$-	$-	$-	$-	$-

November 30, 2005. 5,000,000 shares of common stock issued for cash of$50 to a founder, for $0.00001 per share	-	-	5,000,000	50	-	-	-	50
Donated services and rent	-	-	-	-	-	3,000	-	3,000
Gain (loss) for the period from November 18, 2005 (Inception) through May 31, 2006	-	-	-	-	-	-	(4,874)	(4,874)
Balances at May 31, 2006	-	-	5,000,000	50	-	3,000	(4,874)	(1,824)

April 12, 2007, 1,004,000 shares of common stock issued for cash at $0.10 per share, minus $10,000 def off costs	-	-	1,004,000	10	90,390	-	-	90,400
Donated services and rent	-	-	-	-	-	6,000	-	6,000
Gain (loss) for the year	-	-	-	-	-	-	(47,360)	(47,360)
Balances at May 31, 2007	-	-	6,004,000	60	90,390	9,000	(52,234)	47,216

April 16, 2008, 4,000,000 shares were returned by M. Pozzoni for cancellation	-	-	(4,000,000)	(40)	40	-	-	-
April 22, 2008, forward split of 35:1 declared by directors	-	-	68,136,000	681	(681)	-	-	-
May 22, 2008, 1,000,000 units consisting of 1 share and 1warrant exercisable at $0.40issued for cash at $0.25 per unit	-	-	1,000,000	10	249,990	-	-	250,000
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Gain (loss) for the period	-	-	-	-	-	-	(191,819)	(191,819)
Balances at May 31, 2008	-	-	71,140,000	711	339,739	13,500	(244,053)	109,897

June 11, 2008, 1,000,000 units consisting of 1 share and 1warrant exercisable at $0.40issued for cash at $0.25 per unit	-	-	1,000,000	10	249,990	-	-	250,000
Reclassify donated capital	-	-	-	-	13,500	(13,500)	-	-
Loss for the year	-	-	-	-	-	-	(285,988)	(285,988)
Balances at May 31, 2009	-	-	72,140,000	721	603,229	-	(530,041)	73,909

See accompanying notes to financial statements

(Continued)

June 23, 2009, 100,000 units consisting of 1 share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	100,000	1	49,999	-	-	50,000
July 6, 2009 shares issued for services	-	-	25,000	-	12,500	-	-	12,500
July 21, 2009, 200,000 units consisting of 1share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	200,000	2	99,998	-	-	100,000
July 25, 2009 issuance for down payment to Enercor for Utah lease	-	-	4,147,227	41	3,999,958	-	-	3,999,999
July 30, 2009, 200,000 units consisting of 1 share and 1 warrant exerciseable at $0.80 issued for cash at $0.50 per unit	-	-	200,000	2	99,998	-	-	100,000
August 5, 2009 issuance for 37.5%working interest in Utah lease	-	-	300,000	3	335,997	-	-	336,000
August 12, 2009, issuance for 62.5%working interest in Utah lease	-	-	300,000	3	311,997	-	-	312,000
August 12, 2009, 319,419 units consisting of 1 share and 1 warrant exerciseable at $1.18 issued for cash at $0.94per unit	-	-	319,149	3	299,997	-	-	300,000

August 31, 2009, settlement of debt with	-	-	153,508	2	125,261	-	-	125,263
September 22, 2009, 600,000 units consisting of 1 share and 1 warrant exerciseable at $1.25 issued for cash at $1.00 per unit	-	-	600,000	6	599,994	-	-	600,000
Jan 6, 2010 - Shares issued for advisor services	-	-	25,000	-	4,500	-	-	4,500
February 23, 2010, 606,060 units consisting of 1 share and 1 warrant exerciseable at $0.20 issued for cash at $0.165 per unit	-	-	606,060	6	99,994	-	-	100,000
Fractional shares	-	-	270	-	-	-	-	-
Gain (loss) for the period	-	-	-	-	-	-	(5,796,713)	(5,796,713)
Balances at May 31, 2010	-	-	79,116,214	791	6,643,422	-	(6,326,754)	317,459

Shares issued on July 20, 2010	-	-	5,000,000	50	99,950	-	-	100,000
Net loss for the year ended	-	-	-	-	-	-	(378,984)	(378,984)
Balance at May 31, 2011	-	$-	84,116,214	$841	$6,743,372	$-	$(6,705,738)	$38,475

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

Organization, Nature of Business and Trade Name

Viper Resources, Inc., formerly known as Cobra Oil and Gas Company, was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its shares of authorized common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. On April 25, 2011, the Company’s previous management was replaced in its entirety.  The Company’s new management team is currently evaluating the Company’s business operations and plans to make a determination on whether the Company will continue operating in the oil and gas industry.

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

Capitalized costs at May 31, 2010 relating to the Company’s oil and gas activities are as follows:

•

Unproved properties, Utah, net = $96,000.

Capitalized costs at May 31, 2011 relating to the Company’s oil and gas activities are as follows:

•

Unproved properties, Utah, net = $ 0.

NOTE 10. CORRECTION OF STATEMENT

Note 1 to the financial statements for the year ended May 31, 2011 has been revised to more correctly state that, at the time, the Company’s new management team was evaluating the Company’s business operations and considering whether the Company would continue operating in the oil and gas industry. It was incorrect to state, at that time, that the Company’s management had already determined that the Company would never engage business in the oil and gas industry in the original financial statement filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011. This correction has no effect on the numbers in the balance sheets, statements of operations, statements of cash flows and/or statements of stockholders’ equity.

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