Form 10-Q
period 2012-11-30
Viper Resources,Inc.
filed 2013-01-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

As of January 14, 2013 there were 99,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at November 30, 2012 (Unaudited) and May 31, 2012	5

Statements of Operations for the three and six months ended November 30, 2012 and November 30, 2011 (Unaudited) and the period from November 18, 2005 (inception) through November 30, 2012 (Unaudited)	6

Statements of Cash Flows for the six months ended November 30, 2012 and November 30, 2011 (Unaudited) and the period from November 18, 2005 (inception) through November 30, 2012 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
BALANCE SHEET

	November 30,	May 31,
	2012	2012
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalent	$2,989	$12,238
Total assets (all current)	$2,989	$12,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$19,669	$5,481
Loans payable (current portion)	30,000	30,000
Total current liabilities	49,669	35,481

Loans payable (non-current portion)	-	-
Total liabilities	49,669	35,481

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 99,116,214 shares issued and outstanding as of November 30, 2012 and May 31, 2012	991	991
Additional paid in capital	7,043,222	7,043,222
Deficit accumulated during development stage	(7,090,893)	(7,067,456)
Total stockholders' equity	(46,680)	(23,243)

Total liabilities and stockholders' equity	$2,989	$12,238

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
UNAUDITED STATEMENT OF OPERATIONS

	Three months ended November 30,		Six months ended November 30,		November 18, 2005 (inception) through November 30,
	2012 $	2011 $	2012 $	2011 $	2012 $

Revenue	-	-	-	-	-

Operating expenses
General and administrative expenses	12,677	22,333	23,437	43,003	7,073,784
Total operating expenses	12,677	22,333	23,437	43,003	7,073,784

Loss from operations	(12,677)	(22,333)	(23,437)	(43,003)	(7,073,784)

Other income / (expenses)
Other income	-		-		1,509
Loss on disposal of office equipments	-	-	-	-	(1,592)
Interest expenses	-	(166)	-	(333)	(17,026)
Total other income / (expense)	-	(166)	-	(333)	(17,109)

Net loss	(12,677)	(22,499)	(23,437)	(43,336)	(7,090,893)

Basic and diluted loss per common shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	99,116,214	84,116,214	99,116,214	84,116,214

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
UNAUDITED STATEMENT OF CASH FLOWS

	Six months ended November 30,		November 18, 2005 (inception) through November 30, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(23,437)	$(43,336)	$(7,090,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	-	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	317,000
Changes operating assets and liabilities:
Other assets	-	-	-
Accounts payable	14,188	29,268	27,966
Accounts payable - related parties	-	-	-
Accrued interest	-	333	-
Net cash provided by (used in) operating activities	(9,249)	(13,735)	(1,391,252)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	-	1,940,450
Proceeds from loans	-	-	146,966
Net cash provided by financing activities	-	-	2,087,416

Net change in cash and cash equivalent	(9,249)	(13,735)	2,989

Cash and cash equivalent at the beginning of period	12,238	39,984	-

Cash and cash equivalent at the end of period	$2,989	$26,249	$2,989

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-	$-	$-

See accompanying notes to financial statements

VIPER RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 and 2011 audited financial statements.  The results of operations for the three months ended November 30, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the three months ended November 30, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

In its report dated August 24, 2012, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,090,893 as of November 30, 2012. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Due to decreases in our general and administrative expenses, our operating expenses during the three and six months ended November 30, 2012 decreased to $12,677 and $23,437 from $22,333 and $43,003 during the three and six months ended November 30, 2011.

Net Loss

We incurred net losses for the three and six months ended November 30, 2012 of $12,677 and $23,437.  We incurred net losses for the three and six months ended November 30, 2011 of $22,499 and $43,336. The decrease in net losses was directly attributable to the decreases in our general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2012 we had a working capital deficit of $46,680 compared to a working capital deficit of $23,243 at May 31, 2012. Current liabilities increased to $49,669 at November 30, 2012 from $35,481 at May 31, 2012 due to an increase in accounts payable. Current assets decreased to $2,989 at November 30, 2012 from $12,238 at May 31, 2012 due to a decrease in cash and cash equivalents.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We made no sales of equity securities during the three months ended November 30, 2012.

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

Dated: January 14, 2013

By:/s/ Dianwen Ju

Dianwen Ju

President and Chief Executive Officer

By:/s/ Xiao Chen

Xiao Chen

Chief Financial Officer