Form 10-Q
period 2013-02-28
Viper Resources,Inc.
filed 2013-04-15
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

As of April 12, 2013 there were 99,116,214 shares of the issuer’s common stock, par value $0.00001, outstanding.

VIPER RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE

Balance Sheets as at February 28, 2013 (Unaudited) and May 31, 2012	5

Statements of Operations for the three and nine months ended February 28, 2013 and February 29, 2012 (Unaudited) and the period from November 18, 2005 (inception) through February 28, 2013 (Unaudited)	6

Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012 (Unaudited) and the period from November 18, 2005 (inception) through February 28, 2013 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$963	$12,238
Total assets (all current)	$963	$12,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$791	$5,481
Loans payable (current portion)	50,000	30,000
Total current liabilities	50,791	35,481

Loans payable (non-current portion)	-	-
Total liabilities	50,791	35,481

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 99,116,214 shares issued and outstanding as of February 28, 2013 and May 31, 2012	991	991
Additional paid in capital	7,043,222	7,043,222
Deficit accumulated during development stage	(7,094,041)	(7,067,456)
Total stockholders' equity	(49,828)	(23,243)

Total liabilities and stockholders' equity	$963	$12,238

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended		November 18, 2005 (inception) through February 28, 2013
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	3,148	9,338	26,585	52,341	7,076,932
Total operating expenses	3,148	9,338	26,585	52,341	7,076,932

Loss from operations	(3,148)	(9,338)	(26,585)	(52,341)	(7,076,932)

Other income / (expenses)
Other income	-	-	-	-	1,509
Loss on disposal of office equipments	-	-	-	-	(1,592)
Interest expenses	-	-	-	(333)	(17,026)
Total other income / (expense)	-	-	-	(333)	(17,109)

Net loss	$(3,148)	$(9,338)	$(26,585)	$(52,674)	$(7,094,041)

Basic and diluted loss per common shares	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	99,116,214	84,116,214	99,116,214	84,116,214

See accompanying notes to financial statements

VIPER RESOURCES, INC
(Formerly Cobra Oil and Gas Company)
(An Exploration Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine months ended		November 18, 2005 (inception) through February 28, 2013
	February 28,	February 29,
	2013	2012
Cash flows from operating activities
Net loss	$(26,585)	$(52,674)	$(7,094,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	-	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	317,000
Changes operating assets and liabilities:
Other assets	-	-	-
Accounts payable	(4,690)	37,891	9,088
Accounts payable - related parties	-	-	-
Accrued interest	-	333	-
Net cash provided by (used in) operating activities	31,275	(14,450)	(1,413,278)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	-	1,940,450
Proceeds from loans	20,000	-	166,966
Net cash provided by financing activities	20,000	-	2,107,416

Net change in cash and cash equivalent	(11,275)	(14,450)	963

Cash and cash equivalent at the beginning of period	12,238	39,984	-

Cash and cash equivalent at the end of period	$963	$25,534	$963

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-	$-	$300,000

See accompanying notes to financial statements

VIPER RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 and 2011 audited financial statements.  The results of operations for the three months ended February 28, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

On June 30, 2011, the Company took a loan from American Compass Inc., a sister company, in the amount of $20,000. This was a non-interest bearing and unsecured loan. The loan was repaid on October, 2011. In May 2012, the Company accepted another loan from American Compass Inc. in the amount of $30,000. This is also a non-interest bearing and unsecured loan due on May 31, 2013.

On February 28, 2013, the company acquired another new loan from American Compass Inc., a sister company, in the amount of $20,000. This loan is unsecured, bears interest at 5% per annum, payable in full at maturity, and matures on June 30, 2013. Imputed interest has been considered, but was determined to be immaterial to the financial statements since effective date of the loan is on February 28, 2013.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with par values in $0.00001. The Company is also authorized to issue 300,000,000 shares of common stock with par values in $0.00001. On May 6, 2008, the Company effected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 5,000,000 shares of common stock to investors at a price of $0.02 per unit for a total of $100,000. The Company has issued a total of 15 million shares of common stock to compensate its officers during the fiscal year of 2012. There were 99,116,214 shares issued and outstanding as of February 28, 2013 and May 31, 2012 respectively.

Effective April 25, 2011, Massimiliano Pozzoni sold 35,000,000 shares of common stock held in his name to Chimerica Capital, LLC. Jimmy Wang, the Company’s treasurer, has the power to vote and dispose of the shares transferred to Chimerica Capital, LLC.

NOTE 6 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the three months ended February 28, 2013 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

We were incorporated in the State of Nevada on November 18, 2005 to purchase, operate and develop oil and gas properties. We never achieved any revenues from our oil and gas operations and in May 2012 determined to discontinue all such operations. We are presently attempting to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

In its report dated August 24, 2012, our auditors, Sam Kan & Company expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,094,041 as of February 28, 2013. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Due to decreases in our general and administrative expenses, our operating expenses during the three and nine months ended February 28, 2013 decreased to $3,148 and $26,585 from $9,338 and $52,341 during the three and nine months ended February 29, 2012.

Net Loss

We incurred net losses for the three and nine months ended February 28, 2013 of $3,148 and $26,585.  We incurred net losses for the three and nine months ended February 29, 2012 of $9,338 and $52,674. The decrease in net losses was directly attributable to the decreases in our general and administrative expenses.

Liquidity and Capital Resources

At February 28, 2013 we had a working capital deficit of $49,828 compared to a working capital deficit of $23,243 at May 31, 2012. Current liabilities increased to $50,791 at February 28, 2013 from $35,481 at May 31, 2012 due to an increase in loans payable. Current assets decreased to $963 at February 28, 2013 from $12,238 at May 31, 2012 due to a decrease in cash and cash equivalents.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We made no sales of equity securities during the three months ended February 28, 2013.

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

Dated: April 15, 2013

By: /s/ Dianwen Ju

Dianwen Ju

President and Chief Executive Officer

By: /s/ Xiao Chen

Xiao Chen

Chief Financial Officer