Form 10-K
period 2013-05-31
RAMBO MEDICAL GROUP, INC.
filed 2013-08-29
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2013

OR

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52782

RAMBO MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (626) 683-7330

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

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

As of November 30, 2012, there were 991,163 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.  Of these, 491,163 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $491,163 based on the closing price of $1.00 for the registrant’s common stock on November 30, 2012.

As of August 26, 2013, there were 991,163 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intend”, “estimate”, “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

•

removal of our securities from OTC Markets quotation system, or the ability to have our securities quoted on OTC Markets or listed on a national exchange following our business combination;

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

•

future effective tax rates; and

•

compliance with applicable laws.

These risks and others described below under Item 1A. Risk Factors are not exhaustive.

Given these uncertainties, readers of this Annual Report and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company,” “Rambo,” “we,” “us” or “our” are to Rambo Medical Group, Inc.

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

Since inception, we were in the exploration stage as an oil and gas exploration company.  During the fiscal year ended May 31, 2013, we engaged in no oil and gas activities, had minimal operations, and generated no revenues.  In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value.

On August 5, 2013 we filed a Certificate of Amendment to effect a 1:100 reverse stock split of our common stock and change our name to Rambo Medical Group, Inc.  The Certificate of Amendment became effective on August 9, 2013.  All share amounts referred in this Annual Report give effect to the reverse split including those applicable to periods prior to the reverse split. We are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry and chose our new name in furtherance thereof.  No definitive agreement has been reached and no assurance can be given that we will successfully complete and close the proposed acquisition or business combination.  Should we fail to do so, we may seek alternative acquisitions with companies engaged in the medical diagnostics industry or unrelated industries.

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

Except as discussed above under Business Development, we have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition and neither our officers nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

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

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

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

Under SEC Rule 12b-2 under the Securities Act, we are deemed to be a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $7,095,547 through May 31, 2013. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any definitive agreements for a business combination or other transaction.

Although we are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry, we have no present arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, such company or any other private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  We cannot assure you that we will identify a target company and consummate a business combination.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

We have only one director, and he is not “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by the Board. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares, consisting of 300,000,000 shares of common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock, $0.00001 par value per share. The future issuance of stock, including shares that may be issued upon conversion of shares of preferred stock, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Our common shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

Quarter Ended	High Bid(1)	Low Bid(1)
May 31, 2013	$1.50	$1.05
February 28, 2013	$1.40	$.50
November 30, 2012	$1.60	$1.25
August 31, 2012	$2.15	$1.10
May 31, 2012	$2.15	$1.40
February 29, 2012	$2.60	$1.41
November 30, 2011	$5.80	$2.30
August 31, 2011	$7.60	$4.70

(1) Such prices give retroactive effect to the 1:100 reverse stock split which was effected on August 9, 2013.

Holders

As of August 1, 2013 there were approximately 11 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended May 31, 2013.

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

Historically, we were in the exploration stage as an oil and gas exploration company. During the fiscal year ended May 31, 2013, we engaged in no oil and gas activities, had minimal operations, and generated no revenues.  In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. We are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry. No assurance can be given that we will successfully reach an agreement with such company and successfully complete and close the proposed acquisition or business combination. No other specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

In its report dated August 26, 2013, our auditors, KLJ & Associates, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,105,546 as of May 31, 2013. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Presently we have no employees except for our four executive officers consisting of Dianwen Ju, Jimmy Wang, Xiao Chen and Guofeng Xu. Changes in the number of employees during the next twelve months will be a function of the level of business activity.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

We had operating expenses of $38,090 and $363,227 for the years ended May 31, 2013 and 2012 respectively. The decrease in operating expenses during the year ended May 31, 2013 was attributable to a decrease in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2013 and 2012 of $38,090 and $361,768, respectively.  The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2013 we had a working capital deficit of $61,333 compared to a working capital deficit of $23,243 at May 31, 2012. Current liabilities increased to $65,791 at May 31, 2013 from $35,481 at May 31, 2012 due to increases in accounts payable and loans payable.  Current assets decreased to $4,458 at May 31, 2013 from $12,238 at May 31, 2012 due to a decrease in cash and cash equivalents.

We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, our need for capital may change dramatically if and during that period, we acquire an interest in a business opportunity. There can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all.  Unless we can obtain additional financing, our ability to continue as a going concern is doubtful.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 13, 2013, our board of directors approved the dismissal of Sam Kan & Company (“SK”) as our independent registered public accounting firm and engaged KLJ & Associates, LLP (“KLJ”) as our independent registered public accounting firm, both effective as of August 13, 2013.

SK’s report on our financial statements for each of the past two fiscal years ended May 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern.

During the fiscal years ended May 31, 2012 and 2011 and the subsequent interim period through August 13, 2013, there were no: (i) disagreements with SK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of SK, would have caused SK to make reference to the matter in their report, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended May 31, 2012 and 2011 and the subsequent interim period through August 13, 2013, neither we nor anyone acting on our behalf consulted KLJ regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended May 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2013, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal quarter ended May 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of May 31, 2013, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer, Sole Director	44	April 25, 2011
Jimmy Wang	Treasurer	46	N/A
Xiao Chen	Chief Financial Officer	40	N/A
Guofeng Xu	Secretary	33	N/A

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

Board of Directors; Board Committees

Our directors do not receive any remuneration for acting as such. Our directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board. Our Board may designate from among its members an executive committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our limited business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Dianwen Ju, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended May 31, 2013.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended May 31, 2013, and 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2013; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended May 31, 2013 that received annual compensation during the fiscal year ended May 31, 2013 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended May 31, 2013 that received annual compensation during the fiscal year ended May 31,2013 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Dianwen Ju(1), President and Chief Executive Officer	2013 2012	0 0	0 0	0 100,000	0 0	0 0	0 0	0 0	0 100,000
Jimmy Wang(1), Treasurer	2013 2012	0 0	0 0	0 100,000	0 0	0 0	0 0	0 0	0 100,000
Xiao Chen(1), Chief Financial Officer	2013 2012	0 0	0 0	0 100,000	0 0	0 0	0 0	0 0	0 100,000

(1)

Effective April 30, 2012, Messrs. Ju, Chen and Wang each received 50,000 shares of our restricted common stock for services rendered by them during the period from April 25, 2011 through April 24, 2012. The shares were valued at $100,000 based upon the closing price of $2.00 per share of our common stock on April 27, 2012.

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

Employment Agreements

None of our current officers or directors have employment agreements with us.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 26, 2013 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of August 26, 2013. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Chimerica Capital, LLC 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	350,000 shares, direct(3)	35.3%

Baden Energy Group Ltd. Rue Du Rhone 14 1204 Geneva, Switzerland	Common Stock, $0.00001 par value	80,510 shares, direct	8.12%

Dianwen Ju 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares, direct	5.04%

Jimmy Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	400,000,000 shares: 50,000 direct and 350,000 indirect(3)	40.36%

Xiao Chen 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares owned	5.04%

Goufeng Xu 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	–	–

All directors and executive officers as a group (4 persons)	Common Stock, $0.00001 par value	500,000 shares(3)	50.45%

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

(2)

There were 991,163 shares of common stock issued and outstanding on August 26, 2013.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 30, 2012 our Board authorized the issuance of 50,000 shares of our common stock to each of Dianwen Ju, Xiao Chen and Jimmy Wang in consideration of services rendered by each of them during the period April 25, 2011 through and including April 24, 2012.

Director Independence

Our sole present director is not “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as our director also serves as one of our executive officers.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2013	Fiscal year ended May 31, 2012

Audit fees (1)	$7,150	$ 4,200
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$7,150	$ 4,200

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended May 31, 2013 and 2012 were approved by our Board.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on August 5, 2013 (16)

3.4	Bylaws of the Registrant (1)

4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)

4.2	Warrant dated September 22, 2009 excercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)

10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)

10.5	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)

10.6	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (7)

10.7	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (8)

10.8	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (8)

10.9	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (10)

10.10	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (11)

10.11	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (12)

10.12	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (13)

10.13	July 6, 2009 Advisory Board Agreement with Warren Dillard (14)

10.14	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.15	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.16	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (15)

14.1	Code of Ethics (9)

16.1	Letter from Sam Kan & Company regarding changes in Registrant’s certifying accountant (17)

Exhibit No.	Description

21*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

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

† Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

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

(15)

Filed as an exhibit, numbered as indicated above, to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, which exhibit is incorporated herein by reference.

(16)

Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 5, 2013, as filed with the Securities and Exchange Commission on August 8, 2013, which exhibit is incorporated herein by reference.

(17)

Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated August 13, 2013, as filed with the Securities and Exchange Commission on August 15, 2013, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBO MEDICAL GROUP, INC.

Dated:  August 29, 2013

By: /s/ Dianwen Ju

Name: Dianwen Ju

Title:  President and Chief Executive Officer

Dated:  August 29, 2013

By: /s/ Xiao Chen

Name: Xiao Chen

Title:   Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of August, 2013.

/s/ Dianwen Ju
Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of May 31, 2013 and 2012 (audited)	F-4

Statements of Operations for the years Ended May 31, 2013 and 2012 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2013 (audited)	F-5

Statements of Stockholders’ Equity for the period from November 18, 2005 (dated of inception) through May 31, 2013 (audited)	F-6

Statements of Cash Flows for the years Ended May 31, 2013 and 2012 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2013 (audited)	F-11

Notes to Financial Statements (audited)	F-12

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders Rambo Medical Group, Inc. (f/k/a Viper Resources, Inc.)

We have audited the accompanying balance sheet of Rambo Medical Group, Inc. (f/k/a Viper Resources, Inc.) (a development stage company) (the “Company”) as of May 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Rambo Medical Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rambo Medical Group, Inc. as of May 31, 2013, and the results of its operations and its cash flows for year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended May 31, 2013 and for the cumulative period November 18, 2005 through May 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

August 26, 2013

{RLJ Audit Opinion.1 /}1660 Highway 100 South

Suite 500

St. Louis Park, MN 55416

630.277.2330

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Rambo Medical Group, Inc.

(f/k/a Viper Resources, Inc.)

(A Exploration Stage Company)

We have audited the accompanying balance sheets of Rambo Medical Group, Inc. (f/k/a Viper Resources, Inc.) (hereinafter the “Company”), as of May 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 2012 and 2011, and for the period from inception on November 18, 2005 to May 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Sam Kan & Company

Sam Kan & Company

August 24, 2012

Alameda, California

(Formerly Viper Resources, Inc.)
(An Development Stage Company)
CONDENSED BALANCE SHEETS

	May 31,	May 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalent	$4,458	$12,238
Total assets (all current)	$4,458	$12,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,791	$5,481
Accounts payable - related parties	-	-
Loans payable (current portion)	55,000	30,000
Total current liabilities	65,791	35,481

Loans payable (non-current portion)	-	-
Total liabilities	65,791	35,481

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 991,162 shares issued and outstanding as of May 31, 2013 and May 31, 2012	991	991
Additional paid in capital	7,043,222	7,043,222
Deficit accumulated during development stage	(7,105,546)	(7,067,456)
Total stockholders' equity	(61,333)	(23,243)

Total liabilities and stockholders' equity	$4,458	$12,238

See accompanying notes to financial statements

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(An Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

	For the year ended	For the year ended	November 18, 2005 (inception) through May 31, 2013
	May 31,	May 31,
	2013	2012

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	38,090	363,227	7,088,437
Total operating expenses	38,090	363,227	7,088,437

Loss from operations	(38,090)	(363,227)	(7,088,437)

Other income / (expenses)	-	-
Other income	-	1,509	1,509
Loss on disposal of office equipments	-	-	(1,592)
Interest expenses	-	-	(17,026)
Total other income / (expense)	-	1,509	(17,109)

Net loss	$(38,090)	$(361,718)	$(7,105,546)

Basic and diluted loss per common shares	$(0.04)	$(0.36)

Weighted average shares outstanding	991,162	991,162

See accompanying notes to financial statements

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(An Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances at November 18, 2005	-	$-	-	$-	$-	$-	$-	$-

November 30, 2005. 5,000,000 shares
of common stock issued for cash of
$50 to a founder, for
$0.00001 per share	-	-	50,000	1	-	-	-	1
Donated services and rent	-	-	-	-	-	3,000	-	3,000
Gain (loss) for the period from
November 18, 2005 (Inception)
through May 31, 2006	-	-	-	-	-	-	(4,874)	(4,874)
Balances at May 31, 2006	-	-	50,000	1	-	3,000	(4,874)	(1,874)

April 12, 2007, 1,004,000 shares
of common stock issued for cash
at $0.10 per share, minus $10,000 def off costs	-	-	10,040	0	(8,996)	-	-	(8,996)
Donated services and rent	-	-	-	-	-	6,000	-	6,000
Gain (loss) for the year	-	-	-	-	-	-	(47,360)	(47,360)
Balances at May 31, 2007	-	-	60,040	1	(8,996)	9,000	(52,234)	(52,230)

April 16, 2008, 4,000,000 shares
were returned by M. Pozzoni
for cancellation	-	-	(40,000)	(0)	40	-	-	40
April 22, 2008, forward split of
35:1 declared by directors	-	-	681,360	7	(681)	-	-	(674)
May 22, 2008, 1,000,000 units
consisting of 1 share and 1
warrant exercisable at $0.40
issued for cash at $0.25 per unit	-	-	10,000	0	249,990	-	-	249,990
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Gain (loss) for the period	-	-	-	-	-	-	(191,819)	(191,819)
Balances at May 31, 2008	-	-	711,400	7	240,353	13,500	(244,053)	9,807

June 11, 2008, 1,000,000 units
consisting of 1 share and 1
warrant exercisable at $0.40
issued for cash at $0.25 per unit	-	-	10,000	0	249,990	-	-	249,990
Reclassify donated capital	-	-	-	-	13,500	(13,500)	-	-
Loss for the year	-	-	-	-	-	-	(285,988)	(285,988)
Balances at May 31, 2009	-	-	721,400	7	503,843	-	(530,041)	(26,191)

See accompanying notes to financial statements

June 23, 2009, 100,000 units consisting
of 1 share and 1 warrant exerciseable
at $0.80 issued for cash at
$0.50 per unit	-	-	1,000	0	500	-	-	500
July 6, 2009 shares issued for services	-	-	251	-	12,500	-	-	12,500
July 21, 2009, 200,000 units consisting
of 1share and 1 warrant exerciseable
at $0.80 issued for cash at
$0.50 per unit	-	-	2,000	0	1,000	-	-	1,000
July 25, 2009 issuance for down
payment to Enercor for Utah lease	-	-	41,472	0	3,999,958	-	-	3,999,958
July 30, 2009, 200,000 units consisting
of 1 share and 1 warrant exerciseable
at $0.80 issued for cash at
$0.50 per unit	-	-	2,000	0	99,998	-	-	99,998
August 5, 2009 issuance for 37.5%
working interest in Utah lease	-	-	3,000	0	335,997	-	-	335,997
August 12, 2009, issuance for 62.5%
working interest in Utah lease	-	-	3,000	0	311,997	-	-	311,997

August 12, 2009, 319,419 units consisting
of 1 share and 1 warrant exerciseable
at $1.18 issued for cash at $0.94
per unit	-	-	3,191	0	299,997	-	-	299,997
August 31, 2009, settlement of debt with
former Company officer	-	-	1,535	0	125,261	-	-	125,261
September 22, 2009, 600,000 units
consisting of 1 share and 1 warrant
exerciseable at $1.25 issued for cash
at $1.00 per unit	-	-	6,000	0	599,994	-	-	599,994
Jan 6, 2010 - Shares issued for advisor
services	-	-	250	-	4,500	-	-	4,500
February 23, 2010, 606,060 units
consisting of 1 share and 1 warrant
exerciseable at $0.20 issued for cash
at $0.165 per unit	-	-	6,060	0	99,994	-	-	99,994
Fractional shares	-	-	3	-	-	-	-	-
Gain (loss) for the period	-	-	-	-	-	-	(5,796,713)	(5,796,713)
Balances at May 31, 2010	-	-	791,162	8	6,395,539	-	(6,326,754)	68,793

Shares issued on July 20, 2010	-	-	50,000	1	100,000	-	-	100,000
Net loss for the year ended	-	-	-	-	-	-	(378,985)	(378,985)
Balance at May 31, 2011	-	$-	841,162	$8	$6,495,538	$-	$(6,705,739)	$(210,192)

Shares issued for service received	-	$-	150,000	$150	$299,850	$-	$-	$300,000
Net loss for the period ended	-	-	-	-	-	-	(361,718)	(361,718)
Balance at May 31, 2012	-	$-	991,162	$158	$6,795,388	$-	$(7,067,457)	$(271,910)

Net loss for the period ended	-	-	-	-	-	-	(38,090)	(38,090)
Balance at May 31, 2013	-	$-	991,162	$158	$6,795,388	$-	$(7,105,547)	$(310,000)

See accompanying notes to financial statements

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(An Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the year ended	For the year ended	November 18, 2005 (inception) through May 31, 2013
	May 31,	May 31,
	2013	2012
Cash flows from operating activities
Net loss	$(38,090)	$(361,718)	$(7,105,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	-	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	300,000	317,000
Chnanges operating assets and liabilities:
Other assets	-	-	-
Accounts payable	5,309	3,972	19,088
Accounts payable - related parties	-	-	-
Accrued interest	-	-	-
Net cash provided by (used in) operating activities	(32,781)	(57,746)	(1,414,783)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	-	1,940,450
Proceeds from loans	25,000	30,000	171,966
Net cash provided by financing activities	25,000	30,000	2,112,416

Net change in cash and cash equivalent	(7,781)	(27,746)	4,458

Cash and cash equivalent at the beginning of period	12,238	39,984	-

Cash and cash equivalent at the end of period	$4,457	$12,238	$4,458

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RAMBO MEDICAL GROUP, INC.

(Formerly Viper Resources, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2013 and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Rambo Medical Group, Inc., a company organized in the state of Nevada (A Development Stage Company) (hereinafter the “Company”), is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

Rambo Medical Group, Inc., formerly known as Viper Resources, Inc., was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its shares of authorized common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.  On April 25, 2011, the Company’s previous management was replaced in its entirety. The Company’s new management term is currently evaluating the Company’s business operations and plans to make a determination on whether the Company will continue operating in the oil and gas industry.

On August 5, 2013, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name to Rambo Medical Group, Inc. and to effect a 1:100 reverse stock split (the “Reverse Split”), which became effective on August 9, 2013.  On the effective date, every 100 outstanding shares of the Company’s common became one share of common stock.  The Reverse Split did not affect the Company’s authorized capitalization which remains at 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  All basic and diluted loss per share, number of shares outstanding and other share information in the accompanying financial statements and notes to the financial statements has been adjusted to reflect the Reverse Stock Split for all periods presented.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of May 31, 2013 and 2012.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of May 31, 2013 and 2012, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, accounting estimates used in the preparation of the Company’s financial statements will change as new events occur and that more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes are made in estimates as circumstances warrant. Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. During the years ended May 31, 2013 and 2012, office equipment was fully depreciated and the Company did not make any purchase in property and equipment.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $4,458 and $12,238 in cash and cash equivalent on May 31, 2013 and 2012, respectively.

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no signed contacts and no revenue to date.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of May 31, 2013, $10,791 was recorded as accounts payable. As of May 31, 2012, $5,481 was recorded as accounts payable from related parties which was later forgiven.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of May 31, 2013 and 2012, the Company had 991,162 and 991,162 common shares outstanding, respectively.

The computations of basic loss per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements. As of May 31, 2013, there were no common stock equivalents outstanding.

	Loss Numerator	W.A. Shares Denominator	Loss per Share (Amount)
For the year ended May 31, 2012	$ (361,718)	991,162	$ (0.36)
For the year ended May 31, 2013	$ (38,090)	991,162	$ (0.04)

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

NOTE 2. RELATED PARTY TRANSACTIONS

On February 28, 2013, the Company borrowed $20,000 from American Compass Inc. This is a 5% interest bearing unsecured loan due on June 30, 2013. On April 18, 2013, the Company borrowed an additional $5,000 from American Compass Inc. This is also a non-interest bearing unsecured loan due on June 30, 2013.

NOTE 3. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $.00001 par value per share. The Company is also authorized to issue 300,000,000 shares of common stock, $.00001, par value per share. On May 6, 2008, the Company effected a forward split such that 35 shares of common stock were issued for each share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to certain investors at a price of $2 per unit for a total gross proceeds of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. There were 991,162 and 991,162 shares issued and outstanding as of May 31, 2013 and May 31, 2012, respectively.

Effective April 25, 2011, Massimiliano Pozzoni sold 350,000 shares of common stock held in his name to Chimerica Capital, LLC. Jimmy Wang, the Company’s treasurer, has the power to vote and dispose of the shares transferred to Chimerica Capital, LLC.

NOTE 4. OFFICE LEASE

Since May 2011, the Company holds no office lease agreement. The Company uses an office at a location provided by one of its officers rent-free.

NOTE 5. WARRANTS

At May 31, 2008, the Company had 10,000 common stock purchase warrants outstanding, originally sold as part of a unit, allowing the holder to purchase one share of common stock at an exercise price of $40, anytime through May 15, 2011. In fiscal year 2009, the Company sold 10,000 units to an investor for cash at $25 per unit, or an aggregate of $250,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $40, anytime through June 9, 2011. At May 31, 2009, none of the warrants had been exercised, leaving a year-end balance of 20,000 warrants. The entire value of the units sold for $250,000 was assigned to the common stock as the warrants are non-detachable.

In fiscal year 2010, the Company sold 20,252 units to certain investors for cash at prices ranging from $17 - $100 per unit, or an aggregate of $1,250,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at exercise prices ranging from of $20 - $125, anytime through expiration dates varying from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010, none of the warrants had been exercised or had expired, leaving a year-end balance of 40,252 warrants.

During the year ended May 31, 2011, the Company sold 50,000 units to investors at a price of $2 per unit for a total of $100,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50, anytime through July 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. As of May 31, 2011, none of the warrants have been exercised. During the fiscal year of 2011, 10,000 warrants expired, leaving a year-end balance of 80,252 warrants.

During the year ended May 31, 2012, 10,000 warrants expired, leaving a year-end balance of 70,252 warrants.

During the year ended May 31, 2013, 20,252 warrants expired, leaving a year-end balance of 50,000 warrants.

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

Net deferred tax assets consist of the following components as of May 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL carryover	$7,105,546	$7,067,456
Valuation allowance	(7,105,546)	(7,067,456)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended May 31, 2013 due to the following:

	2013	2012
Income tax benefit at statutory rate	$(2,771,162)	$(2,756,308)
Valuation allowance	2,771,162	2,756,308
	$-	$-

At May 31, 2013 and 2012, the Company had net operating loss carryforwards of approximately $7,105,547 and $7,067,456 which begin to expire in 2026. Deferred tax assets of approximately $2,771,162 and $2,756,308 in 2013 and 2012 created by the net operating losses have been offset by a 100% valuation allowance.

NOTE 7. GOING CONCERN

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

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from the operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. Except as noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On August 5, 2013, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name to Rambo Medical Group, Inc. (the “Name Change”) and to effect a 1:100 reverse stock split (the “Reverse Split”).  The effective date of the Name Change and Reverse Split was August 9, 2013 (the “Effective Date”).  On the Effective Date, every 100 outstanding shares of the Company’s common became one share of common stock.  No fractional shares will be issued in connection with the Reverse Split.  The Reverse Split did not affect the Company’s authorized capitalization which remains at 300,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.00001 par value per share.