Form 10-Q
period 2013-08-31
RAMBO MEDICAL GROUP, INC.
filed 2013-10-11
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 11, 2013 there were 991,163 shares of the issuer’s common stock, par value $0.00001, outstanding.

RAMBO MEDICAL GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE

Balance Sheets as at August 31, 2013 (Unaudited) and May 31, 2013

5

Statements of Operations for the three months ended August 31, 2013 and

August 31, 2012 (Unaudited) and the period from November 18, 2005 (inception)

through August 31, 2013 (Unaudited)

6

Statements of Cash Flows for the three months ended August 31, 2013 and

August 31, 2012 (Unaudited) and the period from November 18, 2005 (inception)

through August 31, 2013 (Unaudited)

7

Notes to Financial Statements (Unaudited)

8

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2013	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalent	$3,664	$4,458
Total assets (all current)	$3,664	$4,458

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$26,123	$10,791
Accounts payable - related parties	-	-
Loans payable (current portion)	55,000	55,000
Total current liabilities	81,123	65,791

Loans payable (non-current portion)	-	-
Total liabilities	81,123	65,791

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 991,162 shares issued and outstanding as of May 31, 2013 and May 31, 2012	991	991
Additional paid in capital	7,043,222	7,043,222
Deficit accumulated during development stage	(7,121,672)	(7,105,546)
Total stockholders' equity	(77,459)	(61,333)

Total liabilities and stockholders' equity	$3,664	$4,458

See accompanying notes to financial statements

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
	Three month ended	Three month ended	November 18, 2005 (inception) through August 31, 2013
	August 31,	August 31,
	2013	2012

Revenue	$-	$-	$-
	-
Operating expenses
General and administrative expenses	16,126	10,760	7,104,563
Total operating expenses	16,126	10,760	7,104,563

Loss from operations	(16,126)	(10,760)	(7,104,563)
	-
Other income / (expenses)	-	-
Other income	-	-	1,509
Loss on disposal of office equipments	-	-	(1,592)
Interest expenses	-	-	(17,026)
Total other income / (expense)	-	-	(17,109)
	-
Net loss	$(16,126)	$(10,760)	$(7,121,672)

Basic and diluted loss per common shares	$(0.02)	$(0.01)

Weighted average shares outstanding	991,162	991,162

See accompanying notes to financial statements

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			November 18,
	Three month ended	Three month ended	2005 (inception) through August 31, 2013
	August 31,	August 31,
	2013	2012
Cash flows from operating activities
Net loss	$(16,126)	$(10,760)	$(7,121,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	-	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	317,000
Changes operating assets and liabilities:
Other assets	-	-	-
Accounts payable	15,332	3,218	34,420
Accounts payable - related parties	-	-	-
Accrued interest	-	-	-
Net cash provided by (used in) operating activities	(794)	(7,542)	(1,415,577)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	-	1,940,450
Proceeds from loans	-	-	171,966
Net cash provided by financing activities	-	-	2,112,416

Net change in cash and cash equivalent	(794)	(7,542)	3,664

Cash and cash equivalent at the beginning of period	4,458	12,238	-

Cash and cash equivalent at the end of period	$3,664	$4,696	$3,664

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RAMBO MEDICAL GROUP, INC.

(Formerly Viper Resources, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on August 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 and 2012 audited financial statements.  The results of operations for the three months ended August 31, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2.  GOING CONCERN

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

NOTE 3.  RELATED PARTY TRANSACTIONS

On February 28, 2013, the company took a loan from American Compass Inc.in the amount of $20,000. This is a 5% interest bearing and unsecured loan due on June 30, 2013. On April 18, 2013, the Company accepted another loan from American Compass Inc. in the amount of $5,000. This is a non-interest bearing and unsecured loan due on June 30, 2013.

The due date of the loan was extended and the new date is yet to be determined.

NOTE 4.  ACCOUNTS PAYABLE

During the period, American Compass Inc. has paid legal fee for the company in the amount of $15,333.  As of August 31, American Compass Inc. has paid total of $25, 332 for the company in which consist of mainly legal and audit cost.

RAMBO MEDICAL GROUP, INC.

(Formerly Viper Resources, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 5.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with par values in $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with par values in $.00001. On May 6, 2008, the Company effected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. There were 991,162 and 991,162 shares issued and outstanding as of August 31, 2013 and May t 31, 2012 respectively.

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

NOTE 7.  WARRANTS

At May 31, 2008, the Company had 10,000 common stock purchase warrants outstanding, originally sold as part of a unit, allowing the holder to purchase one share of common stock at an exercise price of $40, anytime through May 15, 2011. In fiscal year 2009, the Company sold 10,000 units to an investor for cash at $25 per unit, or an aggregate of $250,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $40, anytime through June 9, 2011. At May 31, 2009, none of the warrants had been exercised, leaving a year end balance of 20,000 warrants. The entire value of the units of $250,000 was assigned to the common stock as the warrants are non-detachable.

In fiscal year 2010, the Company sold 20,252 units to investors for cash at prices ranging from $17 - $100 per unit, or an aggregate of $1,250,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices ranging from of $20 - $125, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010, none of the warrants had been exercised or had expired, leaving a year end balance of 40,252 warrants.

During the year ended May 31, 2011, the Company sold 50,000 units to investors at a price of $2 per unit for a total of $100,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $2.5, anytime through expiration date of July 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. As of May 31, 2011, none of the warrants have been exercised. During the fiscal year of 2011, 10,000 warrants expired, leaving a year-end balance of 80,252 warrants.

During the year ended May 31. 2013, 20,252 warrants expired, leaving a year-end balance of 50,000 warrants.

50,000 warrants expired during this quarter. There was 0 warrant outstanding by August 31,2013.

NOTE 8.  NAME CHANGE

On August 8, 2013, the Company is approved to change name to Rambo Medical Group, Inc. and a 1-for-100 reverse split of the outstanding common stocks. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

RAMBO MEDICAL GROUP, INC.

(Formerly Viper Resources, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

NOTE 10.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after August 31, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events” and decide that there were no subsequent events required to be disclose.

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

We were incorporated in the State of Nevada on November 18, 2005 to purchase, operate and develop oil and gas properties. We never achieved any revenues from our oil and gas operations and in May 2012 determined to discontinue all such operations. We are presently attempting attempt to acquire other assets or business operations that will maximize shareholder value. Except as discussed below, no specific assets or businesses have been definitively identified. There is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

Unless we complete a business combination with a revenue producing entity, we do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

In its report dated August 26, 2013, our auditors, KLJ & Associates, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,121,672 as of August 31, 2013. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three months ended August 31, 2013 increased to $16,126 from $10,760 during the three months ended August 31, 2012.

Net Loss

We incurred a net loss for the three months ended August 31, 2013 of $16,126.  We incurred a net loss for the three months ended August 31, 2012 of $10,760. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

At August 31, 2013 we had a working capital deficit of $77,459 compared to working capital deficit of $61,333 at May 31, 2013. Current liabilities increased to $81,123 at August 31, 2013 from $65,791 at May 31, 2013 due to an increase in accounts payable. Current assets decreased to $3,664 at August 31, 2013 from $4,458 at May 31, 2013 due to a decrease in cash and cash equivalents.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of equity securities during the three months ended August 31, 2013.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On August 5, 2013 we filed a Certificate of Amendment to effect a 1:100 reverse stock split of our common stock and change our name to Rambo Medical Group, Inc.  The Certificate of Amendment became effective on August 9, 2013.  All share amounts referred in this Quarterly Report gives effect to the reverse split including those applicable to periods prior to the reverse split. We are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry and chose our new name in furtherance thereof.  No definitive agreement has been reached and no assurance can be given that we will successfully complete and close the proposed acquisition or business combination.  Should we fail to do so, we may seek alternative acquisitions with companies engaged in the medical diagnostics industry or unrelated industries.

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

Dated: October 11, 2013

By:/s/ Dianwen Ju

Dianwen Ju
President and Chief Executive Officer

By:/s/ Xiao Chen

Xiao Chen
Chief Financial Officer