Form 10-Q
period 2013-11-30
RAMBO MEDICAL GROUP, INC.
filed 2014-01-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 14, 2014 there were 992,192 shares of the issuer’s common stock, par value $0.00001, outstanding.

RAMBO MEDICAL GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE

Condensed Balance Sheets as at November 30, 2013 (Unaudited) and May 31, 2013

5

Condensed Statements of Operations for the six months ended November 30, 2013 and

November 30, 2012 (Unaudited) and the period from November 18, 2005 (inception)

through November 30, 2013 (Unaudited)

6

Condensed Statements of Cash Flows for the six months ended November 30, 2013 and

November 30, 2012 (Unaudited) and the period from November 18, 2005 (inception)

through November 30, 2013 (Unaudited)

7

Notes to Condensed Financial Statements (Unaudited)

8

Rambo Medical Group, Inc.
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2013	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalent	$9,621	$4,458
Total assets (all current)	$9,621	$4,458

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$35,350	$10,791
Accounts payable - related parties	-	-
Accrued expense	1,000	-
Loans payable (current portion)	65,000	55,000
Total current liabilities	101,350	65,791

Loans payable (non-current portion)	-	-
Total liabilities	101,350	65,791

Stockholders' equity
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of November 30, 2013 and May 31, 2013	991	991
Additional paid in capital	7,043,222	7,043,222
Deficit accumulated during development stage	(7,135,942)	(7,105,546)
Total stockholders' equity	(91,729)	(61,333)

Total liabilities and stockholders' equity	$9,621	$4,458

See accompanying notes to financial statements

Rambo Medical Group, Inc.
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					November 18,
	Three months ended	Three months ended	Six months ended	Six months ended	2005 (inception) through November 30, 2013
	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	14,270	12,677	30,396	23,437	7,118,833
Total operating expenses	14,270	12,677	30,396	23,437	7,118,833

Loss from operations	(14,270)	(12,677)	(30,396)	(23,437)	(7,118,833)

Other income / (expenses)
Other income	-	-	-	-	1,509
Loss on disposal of office equipments	-	-	-	-	(1,592)
Interest expenses	-	-	-	-	(17,026)
Total other income / (expense)	-	-	-	-	(17,109)

Net loss	$(14,270)	$(12,677)	$(30,396)	$(23,437)	$(7,135,942)

Basic and diluted loss per common shares	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	992,192	992,192	992,192	992,192

See accompanying notes to financial statements

Rambo Medical Group, Inc.
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended	November 18, 2005 (inception) through November 30, 2013
	November 30,	November 30,
	2013	2012
Cash flows from operating activities
Net loss	$(30,396)	$(23,437)	$(7,135,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	-	1,304
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	317,000
Changes operating assets and liabilities:
Other assets	-	-	-
Accounts payable	24,559	14,188	43,647
Accounts payable - related parties	-	-	-
Accrued interest / expense	1,000	-	1,000
Net cash provided by (used in) operating activities	(4,837)	(9,249)	(1,419,620)

Cash flows from investing activities
Purchase of equipment and furniture	-	-	(2,896)
Loss on disposal of equipment and furniture	-	-	1,592
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(693,175)

Cash flows from financing activities
Common stock issued for cash	-	-	1,940,450
Proceeds from loans	10,000	-	181,966
Net cash provided by financing activities	10,000	-	2,122,416

Net change in cash and cash equivalents	5,163	(9,249)	9,621

Cash and cash equivalents at the beginning of period	4,458	12,238	-

Cash and cash equivalents at the end of period	$9,621	$2,989	$9,621

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RAMBO MEDICAL GROUP, INC.

(Formerly Viper Resources, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2013

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows on November 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 and 2012 audited financial statements.  The results of operations for the six months ended November 30, 2013 are not necessarily indicative of the operating results for the full year.

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

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from the operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing shareholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3. LOAN PAYABLE

On February 28, 2013, the company took a loan from American Compass Inc. in the amount of $20,000. This is a 5% interest bearing and unsecured loan due on June 30, 2013. On April 18, 2013, the Company accepted another loan from American Compass Inc. in the amount of $5,000. This is a non-interest bearing and unsecured loan due on June 30, 2013.

The due date of the loan were extended and the new date is yet to be determined.

On November 4, 2013 the company took another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan. The loan does not have a maturity date.

RAMBO MEDICAL GROUP, INC.

(Formerly Viper Resources, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2013

NOTE 4.  ACCOUNTS PAYABLE

During the first quarter, American Compass Inc. has paid legal fees for the company in the amount of $15,333.  As of August 31, American Compass Inc. has paid total of $25,332 for the company which consists of mainly legal and auditing cost.

During the second quarter, American Compass Inc. paid $7,527 in legal fees and $1,000 in auditing fees for the company. As of November 30, the balance of payable to ACI is $33,859.

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001 per share. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001 per share. On May 6, 2008, the Company effected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per share for a total of $100,000. The Company had issued a total of 150,000 shares of common stock to compensate its officers during the fiscal year of 2012. There were 992,192 and 991,162 shares issued and outstanding as of November 30, 2013 and August 31, 2012 respectively.

Effective April 25, 2011, Massimiliano Pozzoni sold 350,000 shares of common stock held in his name to Chimerica Capital, LLC. Jimmy Wang, the Company’s treasurer, has the power to vote and dispose of the shares transferred to Chimerica Capital, LLC.

NOTE 6. OFFICE LEASE

Commencing in May 2011, the company was no longer a party to a lease agreement. The Company uses an office at a location provided by one of its officers rent-free.

NOTE 7. NAME CHANGE AND RECAPITALIZATION

On August 8, 2013, the Company approved a name change to Rambo Medical Group, Inc. and a 1-for-100 reverse split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after November 30, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events” and has determined that there were no subsequent events required to be disclosed.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Unless we complete a business combination with a revenue producing entity, we do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for us and to the benefit of our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our shareholders, management or other investors, although no assurance can be given that this will prove to be the case. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $150,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

In its report dated August 26, 2013, our auditors, KLJ & Associates, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,135,942 as of November 30, 2013. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Presently none of our executive officers receive a salary for their services to the Company, but are eligible for stock based compensation. Currently, we have no full-time employees and any changes in the number of employees during the next twelve months will be a function of the level of business activity.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three and  six months ended November 30, 2013 increased to $30,396 from $23,437 compared to $12,677 and $23,437during the three and  six months ended November 30, 2012.

Net Loss

We incurred a net loss for the three and six months ended November 30, 2013 of $14,270 and $30,396.  We incurred a net loss for the three and six months ended November 30, 2012 of $12,677 and  $23,437. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2013 we had a working capital deficit of $91,729 compared to working capital deficit of $61,333 at May 31, 2013. Current liabilities increased to $101,350 at November 30, 2013 from $65,791 at May 31, 2013 due to an increase in accounts payable. Current assets increased to $9,621 at November 30, 2013 from $4,458 at May 31, 2013 due to an increase in cash and cash equivalents.

Management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it participates in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We made no sales of equity securities during the three months ended November 30, 2013.

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

ITEM 6.

EXHIBITS

The following exhibits are filed with this quarterly report.

Exhibit No.		Description

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS		XBRL Instance Document***
101.SCH		XBRL Taxonomy Extension Schema Document***
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB		XBRL Taxonomy Extension Label Linkbase Document***
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document***

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBO MEDICAL GROUP, INC.

Date: January 14, 2014	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer

Date: January 14, 2014	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer