Form 10-Q
period 2014-02-28
RAMBO MEDICAL GROUP, INC.
filed 2014-04-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

Or

.      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_________________________________________

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

As of January 14, 2014 there were 991,162 shares of the issuer’s common stock, par value $0.00001, outstanding.

RAMBO MEDICAL GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28,2014 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAGE

Balance Sheets as at February 28, 2014 (Unaudited) and May 31, 2013	5

Statements of Operations for the nine months ended February 28, 2014 and February 28, 2013 (Unaudited) and the period from November 18, 2005 (inception) through February 28, 2014 (Unaudited)	6

Statements of Cash Flows for the nine months ended February 28, 2014 and February 28, 2013 (Unaudited) and the period from November 18, 2005 (inception) through February 28, 2014 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$7,171	$4,458
Total assets	$7,171	$4,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable (related parties)	$34,650	$10,791
Accrued expense	3,750	-
Loans payable (current portion)	50,000	55,000
Total current liabilities	88,400	65,791

Loans payable (non-current portion)	15,000	-
Total liabilities	103,400	65,791

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of February 28, 2014 and May 31, 2013 respectively.	10	10
Additional paid in capital	7,044,203	7,044,203
Deficit accumulated during development stage	(7,140,442)	(7,105,546)
Total stockholders' deficit	(96,229)	(61,333)

Total liabilities and stockholders' deficit	$7,171	$4,458

See accompanying notes to the condensed financial statements

(1) All common share amounts in these financial statements refect the hundred-for-one reverse stock split of the issued and outstanding shares of common stock of the Company, effective August 9, 2013, including retroactive adjustment of common share

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(A development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					November 18,
	Three month ended		Nine month ended		2005 (inception) through February 28, 2014
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-	$-
	-		-
Operating expenses
General and administrative expenses	4,500	3,149	34,896	26,586	7,123,333
Total operating expenses	4,500	3,149	34,896	26,586	7,123,333

Loss from operations	(4,500)	(3,149)	(34,896)	(26,586)	(7,123,333)
	-
Other income / (expenses)
Other income	-	-	-	-	1,509
Loss on disposal of office equipments	-	-	-	-	(1,592)
Interest expenses	-	-	-	-	(17,026)
Total other income / (expense)	-	-	-	-	(17,109)
	-		-
Net loss	$(4,500)	$(3,149)	$(34,896)	$(26,586)	$(7,140,442)

Basic loss per common shares	$(0.00)	$(0.00)	$(0.04)	$(0.03)

Weighted average shares outstanding (2)	992,192	992,192	992,192	992,192

See accompanying notes to the condensed financial statements

(2) All common share amounts in these financial statements refect the hundred-for-one reverse stock split of the issued and outstanding shares of common stock of the Company, effective August 9, 2013, including retroactive adjustment of common share amounts.

Rambo Medical Group
(Formerly Viper Resources, Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			November 18, 2005
	Nine month ended		(inception) through
	February 28, 2014	February 28, 2013	February 28, 2014
Operating Activities
Net loss	$(34,896)	$(26,586)	$(7,140,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated office space and services	-	-	13,500
Depreciation	-	-	1,304
Loss on disposal of equipment and furniture			1,592
Exploration costs - lease write downs	-	-	5,339,871
Compensatory stock issuances	-	-	317,000
Chnanges operating assets and liabilities:
Other assets	-	-	-
Accounts payable	23,859	(4,690)	42,947
Accounts payable - related parties	-	-	-
Accrued interest / expense	3,750	-	3,750
Net cash used in operating activities	(7,287)	(31,276)	(1,420,478)

Investing Activities
Purchase of equipment and furniture	-	-	(2,896)
Oil and gas properties	-	-	(691,871)
Net cash used in investing activities	-	-	(694,767)

Financing Activities
Common stock issued for cash	-	-	1,940,450
Proceeds from loans	10,000	20,000	181,966
Net cash provided by financing activities	10,000	20,000	2,122,416

Net change in cash	2,713	(11,276)	7,171

Cash at the beginning of period	4,458	12,238	-

Cash at the end of period	$7,171	$962	$7,171

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the condensed financial statements

RAMBO MEDICAL GROUP, INC.

(Formerly Viper Resources, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company has not earned revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company sustained operating losses and accumulated deficit of $7,123,333 as of February 28, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2. RELATED PARTY TRANSACTIONS

On February 28, 2013, the company took a loan from American Compass Inc.in the amount of $20,000. This is a 5% interest bearing and unsecured loan due on June 30, 2013. On April 18, 2013, the Company accepted another loan from American Compass Inc. in the amount of $5,000. This is a non-interest bearing and unsecured loan due on June 30, 2013.

The due date of the loan was extended and the new date is May 31, 2015.

On November 4th, 2013 the company took another loan from American Compass Inc. ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on November 4, 2015.

During the first quarter of 2013, American Compass Inc. has paid legal fee for the company in the amount of $15,333.  As of August 31, 2013 American Compass Inc. has paid total of $25,332 for the company in which consist of mainly legal and auditing cost.

During the second quarter of 2013, American Compass Inc. paid $7,527 legal fee and $1,000 auditing fee for the company. As of November 30, 2013 the balance of payable to ACI is $33,859.

There is no activity on this account during third quarter of 2013.

NOTE 3. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with par values in $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with par values in $.00001. On May 6, 2008, the Company affected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. There were  992,192 shares issued and outstanding as of February 28, 2014 and May 31, 2013 respectively. The difference is due to rounding. (WP REF 0401 and 0408)

Effective April 25, 2011, Massimiliano Pozzoni sold 350,000 shares of common stock held in his name to Chimerica Capital, LLC. Jimmy Wang, the Company’s treasurer, has the power to vote and dispose of the shares transferred to Chimerica Capital, LLC.

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

At February 28, 2014, 50,000 warrants expired and there is no warrants outstanding.

NOTE 6. NAME CHANGE

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

In its report dated August 26, 2013, our auditors, KLJ & Associates, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,140,442 as of February 28,2014. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Three Months Ended February 28, 2014 and Three Months Ended February 28, 2013

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three months ended February 28, 2014 increased to $4,500 from $3,149 during the nine months ended February 28, 2013.

Net Loss

We incurred a net loss for the three months ended February 28, 2014 of $34,896.  We incurred a net loss for the three months ended February 28, 2013 of $26,586. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Nine Months Ended February 28, 2014 and Nine Months Ended February 28, 2013

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the nine months ended February 28, 2014 increased to $34,896 from $26,586 during the nine months ended February 28, 2013.

Net Loss

We incurred a net loss for the nine months ended February 28, 2014 of $34,896.  We incurred a net loss for the nine months ended February 28, 2013 of $26,856. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

At February 28, 2014 we had a working capital deficit of $81,229 compared to working capital deficit of $61,333 at May 31, 2013. Current liabilities increased to $88,400 at November 30, 2013 from $65,791 at May 31, 2013 due to an increase in accounts payable. Current assets increased to $7,171 at February 28, 2014 from $4,458 at May 31, 2013 due to an increase in cash and cash equivalents.

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

We made no sales of equity securities during the nine months ended February 28, 2014.

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

ITEM 6.

EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

RAMBO MEDICAL GROUP, INC.

Date: April 14, 2014	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer

Date: April 14, 2014	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer