Form 10-K
period 2014-05-31
RAMBO MEDICAL GROUP, INC.
filed 2014-09-15
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2014

OR

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes      . No  X ..

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

Yes  X . No      .

As of September 15, 2014, there were 991,192 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.

TABLE OF CONTENTS

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

Since inception, we were in the exploration stage as an oil and gas exploration company. During the fiscal year ended May 31, 2014, we engaged in no oil and gas activities, had minimal operations, and generated no revenues. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value.

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

Under SEC Rule 12b-2 under the Securities Act, we are deemed to be a “shell company,” because we have nominal assets (other than cash) and nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $7,147,156 through May 31, 2014. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “CGCA.OB” from July 20, 2007 until November 6, 2009, from November 6, 2009 until August 9, 2013 under the symbol “VPRS.OB”, and since August 9, 2013 under the symbol RMGI.PK. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid(1)	Low Bid(1)
May 31, 2014	$.20	$.10
February 28, 2014	$.52	$.19
November 30, 2013	$1.00	$.02
August 31, 2013	$1.50	$.01
May 31, 2013	$1.50	$1.05
February 28, 2013	$1.40	$.50
November 30, 2012	$1.60	$1.25
August 31, 2012	$2.15	$1.10

(1)

Prices before August 9, 2013 give retroactive effect to the 1:100 reverse stock split which was effected on August 9, 2013.

Holders

As of September 15, 2014 there were approximately 11 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended May 31, 2014.

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

Historically, we were in the exploration stage as an oil and gas exploration company. During the fiscal year ended May 31, 2014, we engaged in no oil and gas activities, had minimal operations, and generated no revenues. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. We are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry. No assurance can be given that we will successfully reach an agreement with such company and successfully complete and close the proposed acquisition or business combination. No other specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

In its report dated September 15, 2014, our auditors, Anton & Chia, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,147,156 as of May 31, 2014. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

We had operating expenses of $41,610 and $38,090 for the years ended May 31, 2014 and 2013 respectively. The increase in operating expenses during the year ended May 31, 2014 was attributable to an increase in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2014 and 2013 of $41,610 and $38,090, respectively. The increase in net loss was directly attributable to a increase in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2014 we had a working capital deficit of $102,943 compared to a working capital deficit of $61,333 at May 31, 2013. Current liabilities increased to $109,650 at May 31, 2014 from $65,791 at May 31, 2013 due to decrease in accounts payable and an increase in loans payable. Current assets increased from $4,458 at May 31, 2013 to $6,707 at May 31, 2014 due to an increase in cash and cash equivalents.

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

Income Tax

We account for income taxes under Accounting Standard Codification 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2014, KLJ & Associates, LLP (“KLJ”) resigned as certifying independent accountant and contemporaneous with the resignation of KLJ, the Registrant engaged Anton & Chia, LLP (“AC”) as the Company’s independent registered public accountant.

The report of KLJ & Associates on the financial statements of the Company for the fiscal year ended May 31, 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report included an explanatory paragraph with respect to the Company’s ability, in light of its lack of revenues and history of losses, to continue as a going concern.

During the fiscal years ended May 31, 2013 and the subsequent interim periods through February 13, 2014, there were no: (i) disagreements with KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of KLJ, would have caused KLJ to make reference to the matter in their report, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Prior to February 13, 2014, the Company did not consult with AC regarding (1) the application of accounting principles to a specific transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended May 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2014, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal year ended May 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of May 31, 2014, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer, Sole Director	45	April 25, 2011
Jimmy Wang	Treasurer	47	N/A
Xiao Chen	Chief Financial Officer	41	N/A
Guofeng Xu	Secretary	34	N/A

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

Corporate Governance

Leadership Structure

Our Board has one member, Dianwen Ju. Accordingly, we have not designated a chairman.

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended May 31, 2014.

Code of Ethics

In 2007, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Rambo Medical Group, Inc. at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended May 31, 2014, and 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended May 31, 2014; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended May 31, 2014 that received annual compensation during the fiscal year ended May 31, 2014 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended May 31, 2014 that received annual compensation during the fiscal year ended May 31,2014 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dianwen Ju(1), President and Chief Executive Officer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Jimmy Wang, Treasurer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Xiao Chen(1), Chief Financial Officer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 15, 2014 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of September 15, 2014. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Chimerica Capital, LLC 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	350,000 shares, direct(3)	35.3%

Baden Energy Group Ltd. Rue Du Rhone 14 1204 Geneva, Switzerland	Common Stock, $0.00001 par value	65,256 shares, direct	6.58%

Dianwen Ju 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares, direct	5.04%

Jimmy Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	400,000,000 shares: 50,000 direct and 350,000 indirect(3)	40.36%

Xiao Chen 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares owned	5.04%

Goufeng Xu 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	–	–

All directors and executive officers as a group (4 persons)	Common Stock, $0.00001 par value	500,000 shares(3)	50.45%

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

(2)

There were 991,192 shares of common stock issued and outstanding on September 15, 2014.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2014	Fiscal year ended May 31, 2013
Audit fees(1)	$2,750	$7,150
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$2,750	$7,150

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended May 31, 2014 and 2013 were approved by our Board.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on August 5, 2013 (16)

3.4	Bylaws of the Registrant (1)

4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)

4.2	Warrant dated September 22, 2009 excercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)

10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)

10.5	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)

10.6	Executive Employment Agreement effective June 5, 2008 between Registrant and Massimiliano Pozzoni (7)

10.7	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (8)

10.8	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (8)

10.9	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (10)

10.10	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (11)

10.11	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (12)

10.12	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (13)

10.13	July 6, 2009 Advisory Board Agreement with Warren Dillard (14)

10.14	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.15	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.16	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (15)

14.1	Code of Ethics (9)

Exhibit No.	Description
16.1	Letter from Sam Kan & Company regarding changes in Registrant’s certifying accountant (17)

16.2	Letter from KLJ & Associates, LLP regarding changes in Registrant’s certifying accountant (18)

21*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

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

(18)

Filed as an exhibit, numbered Exhibit 16.1, to Registrant’s Current Report on Form 8-K dated February 13, 2014, as filed with the Securities and Exchange Commission on February 19, 2014, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBO MEDICAL GROUP, INC.

Dated: September 15, 2014

By: /s/ Dianwen Ju

Name: Dianwen Ju

Title: President and Chief Executive Officer

Dated: September 15, 2014

By: /s/ Xiao Chen

Name: Xiao Chen

Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of September, 2014.

/s/ Dianwen Ju

Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of May 31, 2014 and 2013 (audited)	F-4

Statements of Operations for the years Ended May 31, 2014 and 2013 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2014 (audited)	F-5

Statements of Stockholders’ Equity for the period from November 18, 2005 (dated of inception) through May 31, 2014 (audited)	F-6

Statements of Cash Flows for the years Ended May 31, 2014 and 2013 (audited) and for the period from November 18, 2005 (dated of inception) through May 31, 2014 (audited)	F-7

Notes to the Financial Statements (audited)	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Rambo Medical Group, Inc.

We have audited the accompanying balance sheet of Rambo Medical Group, Inc. (the “Company”) as of May 31, 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended May 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of May 31, 2013, were audited by other auditors, whose report, dated August 26, 2013, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rambo Medical Group, Inc. as of May 31, 2014, and the results of their operations and their cash flows for the year ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

September 15, 2014

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended May 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

August 26, 2013

1660 Highway 100 South

Suite 500

St. Louis Park, MN 55416

630.277.2330

Rambo Medical Group, Inc.

BALANCE SHEETS

	May 31,	May 31,
	2014	2013

ASSETS
Current assets
Cash	$6,707	$4,458
Total assets (all current)	$6,707	$4,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$10,791
Due to related party	$88,859	$55,000
Total current liabilities	89,650	65,791

Non-Current liabilities
Due to related party, net of current portion	20,000	-

Total liabilities	109,650	65,791

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of May 31, 2014 and May 31, 2013	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,147,156)	(7,105,546)
Total stockholders' deficit	(102,943)	(61,333)

Total liabilities and stockholders' deficit	$6,707	$4,458

The accompanying notes are an integral part of these financial statements.

Rambo Medical Group, Inc.

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	May 31,	May 31,
	2014	2013

Revenue	$-	$-

Operating expenses
General and administrative expenses	41,610	38,090
Total operating expenses	41,610	38,090

Loss from operations	(41,610)	(38,090)

Net loss	$(41,610)	$(38,090)

Basic and diluted loss per common shares	$(0.04)	$(0.04)

Weighted average shares outstanding	992,192	992,192

The accompanying notes are an integral part of these financial statements.

Rambo Medical Group, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deficit	Stockholders'
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Accumulated ($)	Equity ($)

Balance at May 31, 2012	-	-	992,192	991	7,043,222	(7,067,456)	(23,243)

Net loss for the period ended	-	-	-	-	-	(38,090)	(38,090)
Balance at May 31, 2013	-	-	992,192	991	7,043,222	(7,105,546)	(61,333)

Net loss for the period ended	-	-	-	-	-	(41,610)	(41,610)
Balance at May 31, 2014	-	-	992,192	991	7,043,222	(7,147,156)	(102,943)

The accompanying notes are an integral part of these financial statements.

Rambo Medical Group, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31,	May 31,
	2014	2013
Operating Activities:
Net loss	$(41,610)	$(38,090)
Changes operating assets and liabilities:
Accounts payable	(10,000)	5,309
Due to related party	53,859	25,000
Net cash provided by (used in) operating activities	2,249	(7,781)

Net increase (decrease) in cash	2,249	(7,781)

Cash at the beginning of period	4,457	12,238

Cash at the end of period	$6,707	$4,457

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RAMBO MEDICAL GROUP, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2014 and 2013

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Rambo Medical Group, Inc., formerly known as Viper Resources, Inc., was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its shares of authorized common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was originally formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. On April 25, 2011, the Company’s previous management was replaced in its entirety. The Company’s new management term is currently evaluating the Company’s business operations and plans to make a determination on whether the Company will continue operating in the oil and gas industry.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Rambo Medical Group, Inc. (hereinafter the "Company"), a company organized in the state of Nevada (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, "Development Stage Entities", formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of trade receivable reserves and inventory reserves, impairment of long-lived assets, and recoverability of deferred tax assets. These estimates and assumptions also impact revenues, expenses and the disclosures in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of May 31, 2014 and 2013.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of May 31, 2014 and 2013, the Company had assets and liabilities in cash, property and equipments that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $6,707 and $4,458 in cash on May 31, 2014 and 2013, respectively. The Company had no cash equivalent on May 31, 2014 and 2013.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of May 31, 2014, $791 was recorded as accounts payable to related party. As of May 31, 2013, $10,791 was recorded as accounts payable.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of May 31, 2014 and 2013, the Company had 992,192 and 992,192 common shares outstanding, respectively.

The computations of basic loss per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements. As of May 31, 2013, there were no common stock equivalents outstanding.

	Loss (Numerator)	W.A. Shares (Denominator)	Loss per Share (Amount)
For the year ended May 31, 2013	$(38,090)	992,192	$(0.04)
For the year ended May 31, 2014	$(41,610)	992,192	$(0.04)

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company’s early adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 3. GOING CONCERN

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

NOTE 4. RELATED PARTY TRANSACTIONS

On November 4, 2013, the company took a loan from American Compass Inc. (“ACI”), in the amount of $10,000. This is a no interest bearing and unsecured loan due on November 4, 2015. On April 17, 2014, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on April 17, 2016. As of May 31, 2014, the total balance of loan from ACI is $108,859.

Year ended May 31,

Current	$88,859
2015	20,000
2016	-
2017	-
$108,859

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with par values in $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with par values in $.00001. On May 6, 2008, the Company effected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, the shareholders of Viper Resource Inc. approved to a 1:100 reverse stock split and change the name to Rambo Medical Group Inc. on August 8, 2013. There were 992,192 and 992,192 shares issued and outstanding as of May 31, 2014 and May 31, 2013 respectively.

NOTE 6. OFFICE LEASE

Since May 2011, the company has not had a formal office lease. The Company uses office space provided by one of its officers on a rent free basis.

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

During the year ended May 31. 2014, 50,000 warrants expired, leaving no warrants currently outstanding.

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

Net deferred tax assets consist of the following components as of May 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$7,147,156	$7,105,546
Valuation allowance	7,147,156	(7,105,546)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended May 31, 2014 due to the following:

	2014	2013
Income tax benefit at statutory rate	$(2,787,391)	$(2,771,162)
Valuation allowance	2,787,391	2,771,162
	$-	$-

At May 31, 2014 and 2013, the Company had net operating loss carryforwards of approximately $7,147,156 and $7,105,546 which begin to expire in 2026. Deferred tax assets of approximately $2,787,391 and $2,771,162 in 2013 and 2012 created by the net operating losses have been offset by a 100% valuation allowance.

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