Form 10-K/A
period 2014-05-31
RAMBO MEDICAL GROUP, INC.
filed 2014-09-18
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes  X . No      .

As of September 15, 2014, there were 992,192 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends Item 15 of the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on September 15, 2014 (the “Original Filing”). This Amendment is being filed with the SEC to correct certain inaccuracies in the index to the financial statements and Note 8 Income Taxes and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K/A (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intend”, “estimate”, “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report .

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

(2)

There were 992,192 shares of common stock issued and outstanding on September 15, 2014.

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

Dated: September 17, 2014

By: /s/ Dianwen Ju

Name: Dianwen Ju

Title: President and Chief Executive Officer

Dated: September 17, 2014

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

August 26, 2013

1660 Highway 100 South

Suite 500

St. Louis Park, MN 55416

630.277.2330

Rambo Medical Group, Inc.

BALANCE SHEETS

	May 31,	May 31,
	2014	2013

ASSETS
Current assets
Cash	$6,707	$4,458
Total assets (all current)	$6,707	$4,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$10,791
Due to related party	88,859	55,000
Total current liabilities	89,650	65,791

Non-Current liabilities
Due to related party, net of current portion	20,000	-

Total liabilities	109,650	65,791

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of May 31, 2014 and May 31, 2013	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,147,156)	(7,105,546)
Total stockholders' deficit	(102,943)	(61,333)

Total liabilities and stockholders' deficit	$6,707	$4,458

The accompanying notes are an integral part of these financial statements.

Rambo Medical Group, Inc.

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	May 31,	May 31,
	2014	2013

Revenue	$-	$-

Operating expenses
General and administrative expenses	41,610	38,090
Total operating expenses	41,610	38,090

Loss from operations	(41,610)	(38,090)

Net loss	$(41,610)	$(38,090)

Basic and diluted loss per common shares	$(0.04)	$(0.04)

Weighted average shares outstanding	992,192	992,192

The accompanying notes are an integral part of these financial statements.

Rambo Medical Group, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deficit	Stockholders'
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Accumulated ($)	Equity ($)

Balance at May 31, 2012	-	-	992,192	991	7,043,222	(7,067,456)	(23,243)

Net loss for the period ended	-	-	-	-	-	(38,090)	(38,090)
Balance at May 31, 2013	-	-	992,192	991	7,043,222	(7,105,546)	(61,333)

Net loss for the period ended	-	-	-	-	-	(41,610)	(41,610)
Balance at May 31, 2014	-	-	992,192	991	7,043,222	(7,147,156)	(102,943)

The accompanying notes are an integral part of these financial statements.

Rambo Medical Group, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31,	May 31,
	2014	2013
Operating Activities:
Net loss	$(41,610)	$(38,090)
Changes operating assets and liabilities:
Accounts payable	(10,000)	5,309
Due to related party	53,859	25,000
Net cash provided by (used in) operating activities	2,249	(7,781)

Net increase (decrease) in cash	2,249	(7,781)

Cash at the beginning of period	4,457	12,238

Cash at the end of period	$6,707	$4,457

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Net deferred tax assets consist of the following components as of May 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$7,147,156	$7,105,546
Valuation allowance	(7,147,156)	(7,105,546)
Net deferred tax asset	$-	$-

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