Form 10-Q
period 2014-08-31
RAMBO MEDICAL GROUP, INC.
filed 2014-10-15
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of October 15, 2014 there were 992,192 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

RAMBO MEDICAL GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Rambo Medical Group, Inc.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$12,968	$6,707
Total assets (all current)	$12,968	$6,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$791
Due to related party	$88,859	$88,859
Total current liabilities	89,650	89,650

Non-Current liabilities
Due to related party, net of current portion	30,000	20,000

Total liabilities	119,650	109,650

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	−	−
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of August 31, 2014 and May 31, 2014	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,150,895)	(7,147,156)
Total stockholders' deficit	(106,683)	(102,943)

Total liabilities and stockholders' deficit	$12,968	$6,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

Rambo Medical Group, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three month ended	Three month ended
	August 31,	August 31,
	2014	2013

Revenue	$ −	$ −

Operating expenses
General and administrative expenses	3,739	16,126
Total operating expenses	3,739	16,126

Loss from operations	(3,739)	(16,126)

Net loss	$(3,739)	$(16,126)

Basic and diluted loss per common shares	$(0.00)	$(0.02)

Weighted average shares outstanding	992,192	992,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

Rambo Medical Group, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three month ended	For three month ended
	August 31,	August 31,
	2014	2013
Operating Activities:
Net loss	$(3,739)	$(16,126)
Changes operating assets and liabilities:
Accounts payable	−	15,332
Due to related party	10,000	−
Net cash provided by (used in) operating activities	6,261	(794)

Financing Activities:
Net cash provided by (used in) financing activities	−	−

Net increase in cash	6,261	(794)

Cash at the beginning of period	6,707	4,458

Cash at the end of period	$12,968	$3,664

Supplemental disclosures of cash flow Information:
Cash paid for interest	$ −	$ −
Cash paid for income taxes	$ −	$ −

The accompanying notes are an integral part of these unaudited condensed financial statements.

RAMBO MEDICAL GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2014 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed balance sheet as of August 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed financial information of the Company as of August 31, 2014 and for the three months ended August 31, 2014 and 2013, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2014 filed on September 15, 2014 with the Securities Exchange Commission.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. As of August 31, 2014, the Company had no cash equivalents. The Company's cash balance is with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of August 31, 2014 and 2013, the Company bank balances in the bank account did not exceed the insured amount.

NOTE 4. RELATED PARTY TRANSACTIONS

On November 4, 2013, the company took a loan from American Compass Inc. (“ACI”), in the amount of $10,000. This is a no interest bearing and unsecured loan due on November 4, 2015. On April 17, 2014, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on April 17, 2016. On June 30, 2014, the company took another loan from ACI with the amount of $10,000. This is a no interest bearing and unsecured loan due on June 30, 2016.As of August 31, 2014, the total balance of the loans from ACI is $118,859.

August 31, 2014

Current	$88,859
2015	20,000
2016	10,000
2017	−
$118,859

RAMBO MEDICAL GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2014 (Unaudited)

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with par values in $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with par values in $.00001. On May 6, 2008, the Company affected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, the shareholders of Viper Resource Inc. approved to a 1:100 reverse stock split and change the name to Rambo Medical Group Inc. on August 8, 2013. There were 992,192 and 992,192 shares issued and outstanding as of August 31, 2014 and May 31, 2014 respectively.

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

RAMBO MEDICAL GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2014 (Unaudited)

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

In its report dated September 15, 2014, our auditors, Anton & Chia, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,150,895 as of August 31, 2014. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Three Months Ended August 31, 2014 and Three Months Ended August 31, 2013

Revenues

We have had no revenues since our inception.

Expenses

Due to an decrease in general and administrative expenses, our operating expenses during the three month period ended August 31, 2014 decreased to $3,739 from $16,126 during the three month period ended August 31, 2013.

Net Loss

We incurred a net loss for the three month period ended August 31, 2014 of $3,739. We incurred a net loss for the three month period ended August 31, 2013 of $16,126. The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

At August 31, 2014 we had a working capital deficit of $76,682 compared to working capital deficit of $82,943 at May 31, 2014. Current assets increased to $12,968 at August 31, 2014 from $6,707 at May 31, 2014 due to an increase in cash and cash equivalents.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We made no sales of equity securities during the three month period ended August 31, 2014.

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

RAMBO MEDICAL GROUP, INC.

Date: October 15, 2014	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer

Date: October 15, 2014	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer