Form 10-Q
period 2015-02-28
RAMBO MEDICAL GROUP, INC.
filed 2015-04-17
CIK 1350421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

Or

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

Yes  X   No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No       .

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

Yes  X   No       .

As of April 17, 2015 there were 992,192 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

RAMBO MEDICAL GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rambo Medical Group, Inc.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$6,240	$6,707
Total assets	$6,240	$6,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,637	$791
Due to related party	108,859	88,859
Total current liabilities	110,496	89,650

Non-Current liabilities
Due to related party, net of current portion	30,000	20,000
Total liabilities	140,496	109,650

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of February 28, 2015 and May 31, 2014	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,178,469)	(7,147,156)
Total stockholders' deficit	(134,256)	(102,943)

Total liabilities and stockholders' deficit	$6,240	$6,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

Rambo Medical Group, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expenses	9,531	4,500	31,313	34,896
Total operating expenses	9,531	4,500	31,313	34,896

Loss from operations	(9,531)	(4,500)	(31,313)	(34,896)
Net increase (decrease) in cash

Net Loss	$(9,531)	$(4,500)	$(31,313)	$(34,896)

Basic and diluted loss per common shares	$(0.01)	$(0.00)	$(0.03)	$(0.04)

Weighted average shares outstanding	992,192	992,192	992,192	992,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

Rambo Medical Group, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended	For the nine months ended
	February 28,	February 28,
	2015	2014
Operating Activities:
Net loss	$(31,313)	$(34,896)
Changes operating assets and liabilities:
Accounts payable	846	23,859
Due to related party	30,000	10,000
	-	3,750
Net cash provided by (used in) operating activities	(467)	2,713

Net increase (decrease) in cash	(467)	2,713

Cash at the beginning of period	6,707	4,458

Cash at the end of period	$6,240	$7,171

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RAMBO MEDICAL GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2015 (Unaudited)

NOTE 1. ORGANIZATION, BUSINESS AND OPERATIONS

The Company was incorporated in the State of Nevada on November 18, 2005, under the name Cobra Oil and Gas Company. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas.

On October 14, 2009, the Company filed an amendment to our Articles of Incorporation to change its name to Viper Resources, Inc., and increase its authorized capitalization from 200,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value, and 100,000,000 shares of preferred stock, $0.00001 par value per share, to 400,000,000 shares, consisting of 300,000,000 shares of common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock, $0.00001 par value per share.

Since inception, the Company with respect to the exploration stage as an oil and gas. During the fiscal year ended May 31, 2014, the Company engaged in no oil and gas activities, had minimal operations, and generated no revenues. Our management has discontinued our oil and gas exploration operations, and will attempt to acquire other assets or business operations that will maximize shareholder value.

On August 5, 2013, the Company filed a Certificate of Amendment to effect a 1:100 reverse stock split of our common stock and change our name to Rambo Medical Group, Inc. The Certificate of Amendment became effective on August 9, 2013. All share amounts referred in this Quarterly Report give effect to the reverse split including those applicable to periods prior to the reverse split.

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed balance sheet as of February 28, 2015, which has been derived from the Company's financial statements as of that date, and the unaudited condensed financial information of the Company as of February 28, 2015 and for the three and nine months ended February 28, 2015 and 2014, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2014 filed on September 15, 2014 with the Securities Exchange Commission, as amended on September 18, 2014.

NOTE 3. RELATED PARTY TRANSACTIONS

On April 17, 2014, the Company accepted another loan from American Compass Inc. (“ACI”), a related party based on the beneficial ownership of the Company held by certain key management of ACI, in the amount of $10,000. This is a non-interest bearing and unsecured loan due on April 17, 2016. On June 30, 2014, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on June 30, 2016. On November 19, 2014, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on November 19, 2016. On February 4, 2015, the Company accepted another loan from ACI in the amount of $10,000 (the “New ACI Loan”). The New ACI Loan is a non-interest bearing and unsecured loan due on February 4, 2017 (“Due Date”). If the New ACI Loan is not repaid within 10 days of its Due Date, a late charge of 5% will be incurred. In addition, should the Company be in default, ACI will charge the Company a 5% fee on the unpaid balance of the New ACI Loan.

As of February 28, 2015, the total balance due to ACI is $138,859.

February 28, 2015
Current	$108,859
2016	20,000
2017	10,000
$138,859

RAMBO MEDICAL GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2015 (Unaudited)

NOTE 4. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a forward split of 35 for each share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, the shareholders of Viper Resource Inc. approved a 1:100 reverse stock split and changed the name to Rambo Medical Group Inc. on August 8, 2013. There were 992,192 shares issued and outstanding as of February 28, 2015 and May 30, 2014, respectively.

NOTE 5. OFFICE LEASE

Since May 2011, the Company has not had a formal office lease. The Company uses office space provided by one of its officers on a rent free basis.

NOTE 6. GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $7,178,469 and a working capital deficiency of $104,256 as of February 28, 2015.

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

We were incorporated in the State of Nevada on November 18, 2005 to purchase, operate and develop oil and gas properties. We never achieved any revenues from our oil and gas operations and in May of 2012 determined to discontinue all such operations. We are presently attempting attempt to acquire other assets or business operations that will maximize shareholder value. Except as discussed below, no specific assets or businesses have been definitively identified. There is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

Unless we complete a business combination with a revenue producing entity, we do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next twelve months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors, although no assurance can be given that this will prove to be the case. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $150,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

In its report dated September 15, 2014, our auditors, Anton & Chia, LLP, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,178,469 as of February 28, 2015. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Three Months Ended February 28, 2015 and 2014

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three month period ended February 28, 2015 increased to $9,531 from $4,500 during the three month period ended February 28, 2014.

Net Loss

We incurred a net loss for the three month period ended February 28, 2015 of $9,531. We incurred a net loss for the three month period ended February 28, 2014 of $4,500. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Nine Months Ended February 28, 2015 and 2014

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the nine month period ended February 28, 2015 decreased to $31,313 from $34,896 during the nine month period ended February 28, 2014.

Net Loss

We incurred a net loss for the nine month period ended February 28, 2015 of $31,313. We incurred a net loss for the nine month period ended February 28, 2014 of $34,896. The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

At February 28, 2015 we had a working capital deficit of $104,256 compared to working capital deficit of $82,943 at May 31, 2014. Current assets decreased to $6,240 at February 28, 2015 from $6,707 at May 31, 2014 due to a decrease in cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II–OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of equity securities during the nine month period ended February 28, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 5, 2013, we filed a Certificate of Amendment to effect a 1:100 reverse stock split of our common stock and change our name to Rambo Medical Group, Inc. The Certificate of Amendment became effective on August 9, 2013. All share amounts referred in this Quarterly Report gives effect to the reverse split including those applicable to periods prior to the reverse split. We are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry and chose our new name in furtherance thereof. No definitive agreement has been reached and no assurance can be given that we will successfully complete and close the proposed acquisition or business combination. Should we fail to do so, we may seek alternative acquisitions with companies engaged in the medical diagnostics industry or unrelated industries.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description
10.1	*	Loan Agreement by and between American Compass, Inc. and Rambo Medical Group, Inc.
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

RAMBO MEDICAL GROUP, INC.

Date: April 17, 2015	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer

Date: April 17, 2015	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer