Form 10-K
period 2015-05-31
HK EBUS Corp
filed 2015-09-15
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2015

OR

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52782

HK EBUS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-2113613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888
Pasadena, CA 91101
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (626) 683-7330

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.00001,

trading on the OTCQB of the OTC Markets Group Inc. under the symbol “HKEB”

Rambo Medical Group, Inc.
800 E. Colorado Blvd., Suite 888
Pasadena, CA 91101
(Former name or former address, if changed since last report)

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of November 28, 2014, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the Registrant’s common equity was last sold, was approximately $58,943.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 14, 2015, there were 992,192 shares of the Registrant’s common stock, par value $0.00001, issued and outstanding.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

All references in this Annual Report to the “Company,” “HK eBus,” “we,” “us” or “our” are to HK eBus Corporation.

PART I

ITEM 1.

BUSINESS

Business Development

We were incorporated in the State of Nevada on November 18, 2005, under the name Cobra Oil and Gas Company. We were formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas.

On October 14, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Viper Resources, Inc., and increase our authorized capitalization from 200,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value to 400,000,000 shares, consisting of 300,000,000 shares of common stock $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value.

Since inception, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2015, we engaged in no oil and gas activities, had minimal operations, and generated no revenues.

On August 5, 2013, we filed a Certificate of Amendment to our Articles of Incorporation to effect a 1-for-100 reverse stock split of our common stock (the “Reverse Split”) and change our name to Rambo Medical Group, Inc. The Certificate of Amendment became effective on August 9, 2013. All share amounts referred in this Annual Report give effect to the Reverse Split including those applicable to periods prior to the Reverse Split.

On August 31, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to HK eBus Corporation.

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

Under SEC Rule 12b-2 under the Securities Act, we are deemed to be a “shell company,” because we have nominal assets (other than cash) and nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to such requirements.

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

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. Reports, statements and other information that we file with the SEC may be read and/or copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

We currently do not have an Internet site.

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

We require financing to acquire businesses and implement our business plan. We cannot be certain that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $7,180,891 through May 31, 2015. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot be certain that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any definitive agreements for a business combination or other transaction.

Although we are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry, we have no present arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, such company or any other private or public entity. We cannot be certain that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot be certain that we will identify a target company and consummate a business combination.

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

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot be certain that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

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

Our principal stockholders, officers and director own a controlling interest in our voting stock, which could result in decisions adverse to our general shareholders.

Our officers beneficially own in the aggregate approximately 50.4% of our outstanding common stock. As a result, our management will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors (the “Board”); (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

We have only one director, and he is not “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by the Board. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability of our common stock to be listed on a national securities exchange and, as a result, may adversely affect the liquidity of our common stock.

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of preferred stock with powers, rights and preferences designated by it which may be issued to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company, thereby preventing investors from realizing a premium over the market value of their shares.

Our Board is authorized to issue up to 100,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure be certain that investors will be able to sell their shares when they desire to do so.

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

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 15, 2015, our common stock is trading on the OTCQB of the OTC Markets Group Inc. under the symbol “HKEB”.

Our common stock was quoted on the OTC Bulletin Board of the OTC Markets Group Inc. under the symbol “CGCA.OB” from July 20, 2007 until November 6, 2009, from November 6, 2009 until August 9, 2013 under the symbol “VPRS.OB”, and from August 9, 2013 until September 14, 2015 under the symbol RMGI.PK. The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTCQB. The bid quotations reported by the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2015	$0.16	$.05
February 28, 2015	$.25	$.12
November 30, 2014	$.24	$.10
August 31, 2014	$.20	$.09
May 31, 2014	$.20	$.10
February 28, 2014	$.52	$.19
November 30, 2013	$1.00	$.02
August 31, 2013	$1.50	$.01

Holders

As of September 14, 2015 there were approximately 11 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended May 31, 2015.

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

None.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 6.

SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Historically, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2015, we engaged in no oil and gas activities, had minimal operations, and generated no revenues. We are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry. No assurance can be given that we will successfully reach an agreement with such company and successfully complete and close the proposed acquisition or business combination. No other specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

In its report dated September 15, 2015, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,180,891 as of May 31, 2015. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

We had operating expenses of $33,735 and $41,610 for the years ended May 31, 2015 and 2014 respectively. The decrease in operating expenses during the year ended May 31, 2015 was attributable to a decrease in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2015 and 2014 of $33,735 and $41,610, respectively. The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2015 we had a working capital deficit of $136,679 compared to a working capital deficit of $102,943 at May 31, 2014. Current liabilities remained the same at $109,650 at May 31, 2015 from May 31, 2014. Current assets decreased from $6,707 at May 31, 2014 to $2,972 at May 31, 2015 due to a decrease in cash and cash equivalents.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Financial Statements included in Item 8 of this Annual Report, which discusses new accounting pronouncements we adopted.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and notes thereto commencing on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous independent registered public accounting firm

Effective as of June 5, 2015, the Company notified Anton & Chia, LLP (“Anton”) that it was dismissing Anton as its independent registered public accounting firm.

The report of Anton on the financial statements of the Company for the fiscal year ended May 31, 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended May 31, 2014 and the subsequent interim periods through June 5, 2015, there were no: (i) disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or (ii) “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Anton with a copy of its Current Report on Form 8-K, filed on June 11, 2015, and requested that Anton furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements and, if not, stating the respects in which it did not agree. A copy of such letter, dated June 9, 2015, indicating that Anton is in agreement with such disclosures, is filed as Exhibit 16.1 to such Form 8-K and is incorporated by reference herein.

(b) New independent registered public accounting firm

Effective as of June 5, 2015, the Company engaged Dave Banerjee CPA, a Professional Accountancy Corporation (“Banerjee”) as the Registrant's independent registered public accountant.  In deciding to select Banerjee, the Board of Directors reviewed auditor independence issues and existing commercial relationships with Banerjee and concluded that Banerjee has no commercial relationship with the Company that would impair its independence for the fiscal year ended May 31, 2015.  During the Company’s two most recent fiscal years and the subsequent interim period through June 5, 2015, the Company did not consult with Banerjee with respect to (1) the application of accounting principles to a specific transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The foregoing text of this Item 9(b) is qualified in its entirety by the fully executed Engagement Agreement between the Company and Banerjee, attached as Exhibit 16.2 of the Company’s Current Report on Form 8-K, filed on June 11, 2015.  The terms of the Engagement Agreement are incorporated by reference herein.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal year ended May 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal year ended May 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

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

The following table sets forth certain information, as of May 31, 2015, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer, Sole Director	46	April 25, 2011
Jimmy Wang	Treasurer	48	April 25, 2011
Xiao Chen	Chief Financial Officer	42	April 25, 2011
Guofeng Xu	Secretary	35	April 25, 2011

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended May 31, 2015.

Code of Ethics

In 2007, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o HK eBus Corporation at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth, for the last two fiscal years, the compensation earned by or paid to (i) each individual who served as our principal executive officer during the last fiscal year, and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as our executive officers at the end of the last fiscal year. We refer to these individuals in the discussion below as our “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dianwen Ju, President and Chief Executive Officer	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Jimmy Wang, Treasurer	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Xiao Chen, Chief Financial Officer	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Employment Agreements

None of our current officers or directors has an employment agreement with us.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 14, 2015 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of September 14, 2015. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Chimerica Capital, LLC 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	350,000 shares, direct(3)	35.3%

Baden Energy Group Ltd. Rue Du Rhone 14 1204 Geneva, Switzerland	Common Stock, $0.00001 par value	65,256 shares, direct	6.58%

Dianwen Ju 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares, direct	5.04%

Jimmy Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	400,000 shares: 50,000 direct and 350,000 indirect(3)	40.36%

Xiao Chen 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares owned	5.04%

Goufeng Xu 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	–	–

All directors and executive officers as a group (4 persons)	Common Stock, $0.00001 par value	500,000 shares(3)	50.44%

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

(2)

There were 992,192 shares of common stock issued and outstanding on September 14, 2015.

(3)

Jimmy Wang is deemed to have voting and investment power over the shares beneficially owned by Chimerica Capital, LLC.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our sole present director is not “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as our director also serves as our President and Chief Executive Officer.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2015 and 2014 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2015	Fiscal year ended May 31, 2014
Audit fees(1)	$6,250	$2,750
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$6,250	$2,750

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended May 31, 2015 and 2014 were approved by our Board.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide investors with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to existing and potential investors; and

•

were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on August 5, 2013 (15)

3.4*	Certificate of Amendment filed with the Nevada Secretary of State on August 31, 2015

3.5	Bylaws of the Registrant (1)

4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)

4.2	Warrant dated September 22, 2009 exercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)

10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)

10.5	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)

10.6	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (7)

10.7	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (7)

10.8	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (9)

10.9	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (10)

10.10	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (11)

10.11	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (12)

10.12	July 6, 2009 Advisory Board Agreement with Warren Dillard (13)

10.13	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.14	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.15	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (14)

14.1	Code of Ethics (8)

Exhibit No.	Description
16.1	Letter from Anton & Chia, LLP regarding changes in Registrant’s certifying accountant (16)

16.2	Engagement Agreement with Dave Banerjee CPA, a Professional Accountancy Corporation, regarding changes in Registrant’s certifying accountant (16)

31.1*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

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

(16)

Filed as an exhibit, numbered as indicated above, to Registrant’s Current Report on Form 8-K dated June 5, 2015, as filed with the Securities and Exchange Commission on June 11, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HK EBUS CORPORATION

Dated: September 15, 2015

By: /s/ Dianwen Ju

Name: Dianwen Ju

Title: President and Chief Executive Officer

Dated: September 15, 2015

By: /s/ Xiao Chen

Name: Xiao Chen

Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of September, 2015.

/s/ Dianwen Ju

Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Dave Banerjee CPA, an Accountancy Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HK EBUS CORPORATION (formerly Rambo Medical Group Inc.)

Independent Auditors' Report

We have audited the accompanying balance sheet of **HK EBUS CORPORATION** (a Nevada corporation) as of May 31, 2015 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended May 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of May 31, 2014, were audited by other auditors, whose report, dated September 15, 2014, expressed an unqualified opinion on those financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of Public Company Auditing Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

2

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HK EBUS CORPORATION as of May 31,2015 and the results of its operations and its cash flows for the year ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $7,180,891 and a negative cash flow from operations amounting to $33,735 for the year ended May 31, 2015. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Dave Banerjee, CPA An Accountancy Corp.
Woodland Hills, California
September 15, 2015

3

Member AICPA, PCAOB. 21860 Burbank Blvd., Woodland Hills, CA 91367. 818.657.0288 www.DaveBanerjee.com

HK eBus Corporation (formerly Rambo Medical Group, Inc.)

BALANCE SHEETS

	May 31,	May 31,
	2015	2014

ASSETS
Current assets
Cash	$2,972	$6,707
Total assets (all current)	$2,972	$6,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$791
Due to related party	108,859	88,859
Total current liabilities	109,650	89,650

Non-Current liabilities
Due to related party, net of current portion	30,000	-

Total liabilities	139,650	109,650

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of May 31, 2015 and May 31, 2014	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,180,891)	(7,147,156)
Total stockholders' deficit	(136,679)	(102,943)

Total liabilities and stockholders' deficit	$2,972	$6,707

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation (formerly Rambo Medical Group, Inc.)

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	May 31,	May 31,
	2015	2014

Revenue	$-	$-

Operating expenses
General and administrative expenses	33,735	41,610
Total operating expenses	33,735	41,610

Loss from operations	(33,735)	(41,610)

Net loss	$(33,735)	$(41,610)

Basic and diluted loss per common shares	$(0.03)	$(0.04)

Weighted average shares outstanding	992,192	992,192

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation (formerly Rambo Medical Group, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deficit	Stockholders'
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Accumulated ($)	Equity ($)

Net loss for the period ended	-	-	-	-	-	(38,090)	(38,090)
Balance at May 31, 2013	-	-	992,192	991	7,043,222	(7,105,546)	(61,333)

Net loss for the period ended	-	-	-	-	-	(41,610)	(41,610)
Balance at May 31, 2014	-	-	992,192	991	7,043,222	(7,147,156)	(102,943)

Net loss for the period ended	-	-	-	-	-	(33,735)	(33,735)
Balance at May 31, 2015	-	-	992,192	991	7,043,222	(7,180,891)	(136,678)

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31,	May 31,
	2015	2014
Operating Activities:
Net loss	$(33,735)	$(41,610)
Changes operating assets and liabilities:
Accounts payable	-	(10,000)
Due to related party	30,000	53,859
Net cash provided by (used in) operating activities	(3,735)	2,249

Net increase (decrease) in cash	(3,735)	2,249

Cash at the beginning of period	6,707	4,457

Cash at the end of period	$2,972	$6,707

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HK EBUS CORPORATION

(formerly Rambo Medical Group, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2015 and 2014

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

HK eBus Corporation, formerly known as Rambo Medical Group, Inc., was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its shares of authorized common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.  On April 25, 2011, the Company’s previous management was replaced in its entirety. In May 2012, the Company’s management determined to discontinue its oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of HK eBus Corporation (hereinafter the “Company”), a company organized in the state of Nevada (A Development Stage Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

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

Development Stage

The Company is currently in the development stage and has no significant operations. On August 9, 2013, the Company effected a 1-for-100 reverse split of the outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of May 31, 2015 and 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of May 31, 2015 and 2014, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $2,972 and $6,707 in cash on May 31, 2015 and 2014, respectively. The Company had no cash equivalent on May 31, 2015 and 2014.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of May 31, 2015, $791 was recorded as accounts payable. The balance of accounts payable was $791 and $791 as of May 31, 2015 and 2014, respectively.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of May 31, 2015 and 2014, the Company had 992,192 and 992,192 shares of common stock outstanding, respectively.

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. As of May 31, 2015, there were no common stock equivalents outstanding.

	Loss	W.A. Shares	Loss per Share
	(Numerator)	(Denominator)	(Amount)
For the year ended May 31, 2015	$(33,735)	992,192	$(0.03)
For the year ended May 31, 2014	$(41,610)	992,192	$(0.04)

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

As of May 31, 2015, the total balance due to ACI is $138,859.

Year ended May 31,

Current	$108,859
2016	30,000
2017	-
$138,859

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 and 992,192 shares issued and outstanding as of May 31, 2015 and May 31, 2014 respectively.

NOTE 6. OFFICE LEASE

Commencing in May 2011, the company holds no lease agreement. The Company uses an office at a location provided by one of its officers rent-free.

NOTE 7. WARRANTS

As of May 31, 2008, the Company had 10,000 common stock purchase warrants outstanding, originally sold as part of a unit, allowing the holder to purchase one share of common stock at an exercise price of $40, anytime through May 15, 2011. In fiscal year 2009, the Company sold 10,000 units to an investor for cash at a price of $25 per unit for aggregate proceeds of $250,000. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $40, anytime through June 9, 2011. As of May 31, 2009, none of the warrants had been exercised, leaving a year-end balance of 20,000 warrants. The aggregate value of the units equal to $250,000 was assigned to the common stock as the warrants are non-detachable.

In fiscal year 2010, the Company sold 20,252 units to investors for cash at prices ranging from $17 - $100 per unit, or an aggregate of $1,250,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices ranging from of $20 - $125, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. As of May 31, 2010, none of the warrants had been exercised or had expired, leaving a year-end balance of 40,252 warrants.

During the year ended May 31, 2011, the Company sold 50,000 units to investors at a price of $2 per unit for an aggregate of $100,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $2.50, anytime through expiration date of July 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. As of May 31, 2011, none of the warrants had been exercised. During the fiscal year of 2011, 10,000 warrants expired, leaving a year-end balance of 80,252 warrants.

During the year ended May 31, 2012, 10,000 warrants expired, leaving a year-end balance of 70,252 warrants.

During the year ended May 31, 2013, 20,252 warrants expired, leaving a year-end balance of 50,000 warrants.

During the year ended May 31, 2014, 50,000 warrants expired, leaving a year-end balance of 0 warrants.

During the year ended May 31, 2015, there were no warrants outstanding.

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

Net deferred tax assets consist of the following components as of May 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$7,180,891	$7,147,156
Valuation allowance	(7,180,891)	(7,147,156)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended May 31, 2015 due to the following:

	2015	2014
Income tax benefit at statutory rate	$(2,800,547)	$(2,787,391)
Valuation allowance	2,800,547	2,787,391
	$-	$-

At May 31, 2015 and 2014, the Company had net operating loss carryforwards of approximately $7,180,891 and $7,147,156, respectively, which begin to expire in 2026. Deferred tax assets of approximately $2,800,547 and $2,787,391 in 2015 and 2014, respectively, created by the net operating losses have been offset by a 100% valuation allowance. The Company may be subjected to tax audit by the IRS for 2013 and 2014.

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

NOTE 10. SUBSEQUENT EVENTS

The Company changed the name to HK EBUS Corporation on August 31, 2015.

These financial statements were approved by management and available for issuance on September 15, 2015. Subsequent events have been evaluated through this date.