Form 10-K/A
period 2015-05-31
HK EBUS Corp
filed 2015-09-17
CIK 1350421

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends Item 15 of the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on September 15, 2015 (the “Original Filing”). This Amendment is being filed with the SEC to include Exhibit 101, which provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). All other information disclosed in the Original Filing remains the same.

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

Dated: September 17, 2015

By: /s/ Dianwen Ju

Name: Dianwen Ju

Title: President and Chief Executive Officer

Dated: September 17, 2015

By: /s/ Xiao Chen

Name: Xiao Chen

Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th day of September, 2015.

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