Form 10-Q
period 2015-08-31
HK EBUS Corp
filed 2015-10-20
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

OR

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

626-683-7330
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of October 20, 2015, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

HK EBUS CORPORATION

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended May 31, 2015 filed with the SEC on September 15, 2015, as amended on September 17, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

HK eBus Corporation

CONDENSED BALANCE SHEET

	August 31,	May 31,
	2015	2015
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$8,813	$2,972
Total assets	$8,813	$2,972

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$791
Due to related party	108,859	108,859
Total current liabilities	109,650	109,650

Non-Current Liabilities
Due to related party, net of current portion	40,000	30,000

Total liabilities	149,650	139,650

Stockholders' deficit
Preferred stock, $.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2015 and May 31, 2015	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of August 31, 2015 and May 31, 2015	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,185,050)	(7,180,891)
Total stockholders' deficit	(140,838)	(136,679)

Total liabilities and stockholders' deficit	$8,813	$2,972

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

		For the three months ended August 31,
	2015		2014

Revenue	$	−	$	−

Operating Expenses
General and administrative		4,159		3,739
Total operating expenses		4,159		3,739

Loss from operations		(4,159)		(3,739)

Net loss		$(4,159)		$(3,739)

Basic and diluted loss per common share:		$(0.00)		$(0.00)

Weighted average number of shares outstanding		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	For the three months ended August 31, 2015	For the three months ended August 31, 2014

Operating Activities
Net Loss	$(4,159)	$(3,739)
Changes to operating assets and liabilities:
Accounts payable	-	-
Due to related party	10,000	10,000
Accrued interest	-
Net cash provided by (used in) operating activities	5,841	6,261

Net increase in cash	5,841	6,261

Cash at the beginning of period	2,972	6,707

Cash at the end of period	$8,813	$12,968

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the three month period ended August 31, 2015

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

HK eBus Corporation, formerly known as Rambo Medical Group, Inc., was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring and, where determined advantageous, developing, mining, refining and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. On April 25, 2011, the Company’s previous management was replaced in its entirety. In May 2012, the Company’s management determined to discontinue its oil and gas operations and attempt to acquire other assets or business operations that will maximize shareholder value.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for the integrity and objectivity thereof. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of trade receivable reserves and inventory reserves, impairment of long-lived assets and recoverability of deferred tax assets. These estimates and assumptions also impact revenue, expenses and the disclosures in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Development Stage

The Company is currently in the development stage and has no significant operations. On August 9, 2013, the Company effected a 1-for-100 reverse split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of August 31, 2015 and 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of August 31, 2015 and 2014, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $2,972 and $6,707 in cash as of May 31, 2015 and 2014, respectively.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of August 31, 2015, $791 was recorded as accounts payable. The balance of accounts payable was $791 and $791 as of August 31, 2015 and 2014, respectively.

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

NOTE 4. RELATED PARTY TRANSACTIONS

On November 4, 2013, the company took a loan from American Compass Inc. (“ACI”), in the amount of $10,000. This is a no interest bearing and unsecured loan due on November 4, 2015. On November 19, 2014, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on November 19, 2016. On June 24, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on June 24, 2017. As of August 31, 2015, the total balance of loan from ACI is $148,859.

August 31, 2014

Current	$108,859
2016	30,000
2017	10,000
$148,859

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001 per share. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001 per share. On May 6, 2008, the Company effected a forward split of 35-for-1 share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative avenues for business development, potential business combinations and stock offerings, the shareholders of Viper Resource Inc. approved to a 1-for-100 reverse stock split and changed the name of the Company to Rambo Medical Group Inc. on August 8, 2013. There were 992,192 and 992,192 shares issued and outstanding as of August 31, 2015 and August 31, 2014 respectively.

NOTE 6. OFFICE LEASE

As of May 2011, the company holds no lease agreement. The Company uses an office at a location provided by one of its officers rent-free.

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

During fiscal year 2010, the Company sold 20,252 units to investors for cash at prices ranging from $17 - $100 per unit, or an aggregate of $1,250,000. Each unit consists of one share of common stock, and one warrant to purchase one share of common stock at exercise prices ranging from of $20 - $125, anytime through expiration dates from June 2012 through February 2013. The entire value of the units was assigned to the common stock as the warrants are non-detachable. At May 31, 2010, none of the warrants had been exercised or had expired, leaving a year-end balance of 40,252 warrants.

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

During the year ended May 31, 2014, 50,000 warrants expired, leaving no warrants currently outstanding.

As of August 31, 2015, there are no warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of October 20, 2015.

These financial statements were approved by the Company's management and are available for issuance as of October 20, 2015. Subsequent events have been evaluated through this date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

In its report dated September 15, 2015, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,185,050 as of August 31, 2015. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Presently, we have four full-time employees consisting of our executive officers, Dianwen Ju, Jimmy Wang, Xiao Chen and Guofeng Xu. Changes in the number of employees during the next twelve months will be a function of the level of business activity.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Three Months Ended August 31, 2015 and 2014

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three month period ended August 31, 2015 increased to $4,159 from $3,739 during the three month period ended August 31, 2014.

Net Loss

We incurred a net loss for the three month period ended August 31, 2015 of $4,159. We incurred a net loss for the three month period ended August 31, 2014 of $3,739. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

At August 31, 2015 we had a working capital deficit of $140,838 compared to working capital deficit of $136,679 at May 31, 2015. Current assets increased to $8,813 at August 31, 2015 from $2,972 at May 31, 2015 due to an increase in cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we may be involved in claims arising in connection with our business. There can be no assurance as to the ultimate outcome of any such claim. The amount of reasonably possible losses in connection with any actions that may be brought against us could be material to our consolidated financial condition, operating results and/or cash flows.

As of the date of this Report, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

ITEM 1A. RISK FACTORS.

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K for fiscal year 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Accounting Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*Filed herewith.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HK EBUS CORPORATION

Date: October 20, 2015	By:	/s/ Dianwen Ju
Dianwen Ju
Chief Executive Officer (Principal Executive Officer)

Date: October 20, 2015	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)