Form 10-Q
period 2015-11-30
HK EBUS Corp
filed 2016-01-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 8, 2016, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

HK EBUS CORPORATION

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited).

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

TABLE OF CONTENTS

HK eBus Corporation

CONDENSED BALANCE SHEET

	November 30,	May 31,
	2015	2015
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$28,818	$2,972
Total assets (all current)	$28,818	$2,972

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$791
Due to related party	98,859	108,859
Total current liabilities	99,650	109,650

Non-Current Liabilities
Due to related party, net of current portion	90,000	30,000

Total liabilities	189,650	139,650

Stockholders' deficit
Preferred stock, $.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2015 and May 31, 2015	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of November 30, 2015 and May 31, 2015	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,205,045)	(7,180,891)
Total stockholders' deficit	(160,833)	(136,679)

Total liabilities and stockholders' deficit	$28,818	$2,972

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended November 30,				For the six months ended November 30,
	2015		2014		2015		2014

Revenue	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		19,995		18,042		24,154		21,781
Total operating expenses		19,995		18,042		24,154		21,781

Loss from operations		(19,995)		(18,042)		(24,154)		(21,781)

Net loss		$(19,995)		$(18,042)		$(24,154)		$(21,781)

Basic and diluted loss per common share:		$(0.02)		$(0.02)		$(0.02)		$(0.02)

Weighted average number of shares outstanding		992,192		992,192		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	For the six months ended November 30, 2015	For the six months ended November 30, 2014

Operating Activities
Net Loss	$(24,154)	$(21,781)
Changes to operating assets and liabilities:
Accounts payable	-	-
Due to related party	50,000	20,000
Accrued interest	-	-
Net cash provided by (used in) operating activities	25,846	(1,781)

Net increase in cash	25,846	(1,781)

Cash at the beginning of period	2,972	6,707

Cash at the end of period	$28,818	$4,926

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the six month period ended November 30, 2015

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

HK eBus Corporation, formerly known as Rambo Medical Group, Inc. (the “Company”), was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring and, where determined advantageous, developing, mining, refining and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. On April 25, 2011, the Company’s previous management was replaced in its entirety. In May 2012, the Company’s management determined to discontinue its oil and gas operations and attempt to acquire other assets or business operations that will maximize shareholder value.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for the integrity and objectivity thereof. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with the FASB ASC Topic 915, “Development Stage Entities,” formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Basis of Presentation

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of trade receivable reserves and inventory reserves, impairment of long-lived assets and recoverability of deferred tax assets. These estimates and assumptions also impact revenue, expenses and the disclosures in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Development Stage

The Company is currently in the development stage and has no significant operations. On August 9, 2013, the Company effected a 1-for-100 reverse split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, “Financial Instruments,” began requiring disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For the Company, this statement applies to certain investments and long-term debt. Also, the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

The Company’s adoption of the FASB ASC Topic 825 effective as of the inception did not have a material impact on the Company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of November 30, 2015 and 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of November 30, 2015 and 2014, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates. Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur and more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes are made in estimates as circumstances warrant. Such changes in estimates and refinement of estimation methodologies are reflected in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $28,818 and $4,926 in cash as of November 30, 2015 and 2014, respectively.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of November 30, 2015, $791 was recorded as accounts payable. The balance of accounts payable was $791 and $791 as of November 30, 2015 and 2014, respectively.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

On November 4, 2013, the Company took a loan from American Compass Inc. (“ACI”), in the amount of $10,000. This is a noninterest bearing and unsecured loan due on November 4, 2017. On November 19, 2014, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on November 19, 2016. On June 24, the Company accepted another loan from ACI in the amount of $10,000. This is a non-interest bearing and unsecured loan due on June 24, 2017.

On September 30, October 21, and November 18, the Company accepted loans from ACI in the amount of $10,000, $10,000, and $20,000 respectively. They are non-interest bearing and unsecured loan due on September 30, October 21, and November 18, 2017.

As of November 30, 2015, the total balance of loan from ACI is $188,859.

November 30, 2015

Current	$98,859
2016	30,000
2017	60,000
$188,859

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001 per share. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001 per share. On May 6, 2008, the Company effected a forward split of 35-for-1 share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per share for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative avenues for business development, potential business combinations and stock offerings, the shareholders of Viper Resource Inc. approved a 1-for-100 reverse stock split and changed the name of the Company to Rambo Medical Group Inc. on August 5, 2013. There were 992,192 and 992,192 shares issued and outstanding as of November 30, 2015 and November 30, 2014 respectively.

NOTE 6. OFFICE LEASE

Since May 2011, the Company has had no lease agreement. The Company has been using an office at a premise provided by one of its officers rent-free.

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

As of November 30, 2015, there were no warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of January 14, 2016.

These financial statements were approved by the Company's management and are available for issuance as of January 14, 2016. Subsequent events have been evaluated through January14, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words, “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this quarterly report.

We were incorporated in the State of Nevada on November 18, 2005 to purchase, operate and develop oil and gas properties. We never achieved any revenues from our oil and gas operations and in May of 2012 determined to discontinue all such operations. We are presently attempting to acquire other assets or business operations that will maximize shareholder value. Except as discussed below, no specific assets or businesses have been definitively identified. There is no certainty that any such assets or businesses will be identified or any transactions will be consummated.

We are currently in negotiations to acquire or combine with a company that operates in the medical diagnostics industry. No definitive agreement has been reached and no assurance can be given that we will successfully complete and close the proposed acquisition or business combination. Should we fail to do so, we may seek alternative acquisitions with other companies engaged in the medical diagnostics industry or other industries.

Our plan is to locate a viable business venture in which we can participate. The selection of a business opportunity in which we may want to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to us and our shareholders.

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

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of our Board of Directors or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

Unless we complete a business combination with a revenue producing entity, we do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next twelve months, we anticipate incurring costs related to filing of reports required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors, although no assurance can be given that this will prove to be the case. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $150,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

In its report dated September 15, 2015, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,205,045 as of November 30, 2015. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Six Months Ended November 30, 2015 and 2014

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the six month period ended November 30, 2015 increased to $24,154 from $21,781 during the six month period ended November 30, 2014.

Net Loss

We incurred a net loss for the six month period ended November 30, 2015 of $24,154. We incurred a net loss for the six month period ended November 30, 2014 of $21,781. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Three Months Ended November 30, 2015 and 2014

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three month period ended November 30, 2015 increased to $19,995 from $18,042 during the six month period ended November 30, 2014.

Net Loss

We incurred a net loss for the three month period ended November 30, 2015 of $19,995. We incurred a net loss for the three month period ended November 30, 2014 of $18,042. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2015, we had a working capital deficit of $160,833 compared to the working capital deficit of $136,679 at May 31, 2015. Current assets increased to $28,828 at November 30, 2015 from $2,972 at May 31, 2015 due to an increase in cash.

Management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** Pursuant to Regulation S-T, these XBRL-related documents shall not be deemed to be “filed” for purposes of Section 11 of the Securities Act and Section 18 of the Exchange Act, or otherwise subject to the liabilities of these Sections, and are not part of any registration statement to which they relate, and shall not be deemed to have been incorporated by reference except otherwise expressly set forth by specific reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HK EBUS CORPORATION

Date: January 14, 2016	By:	/s/ Dianwen Ju
Dianwen Ju
Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2016	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)