Form 10-Q
period 2016-02-29
HK EBUS Corp
filed 2016-04-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-52788

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

As of April 13, 2016, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

HK eBus Corporation

CONDENSED BALANCE SHEET

	February 29,	May 31,
	2016	2015
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$22,188	$2,972
Total assets (all current)	$22,188	$2,972

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$791
Due to related party	98,859	108,859
Total current liabilities	99,650	109,650

Non-Current Liabilities
Due to related party, net of current portion	90,000	30,000

Total liabilities	189,650	139,650

Stockholders' deficit
Preferred stock, $.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of February 29, 2016 and May 31, 2015	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of February 29, 2016 and May 31, 2015	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,211,675)	(7,180,891)
Total stockholders' deficit	(167,463)	(136,679)

Total liabilities and stockholders' deficit	$22,188	$2,972

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three Months ended				For the nine Months ended
	February 29, 2016		February 28, 2015		February 29, 2016		February 28, 2015

Revenue	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		6,630		9,531		30,784		31,313
Total operating expenses		6,630		9,531		30,784		31,313

Loss from operations		(6,630)		(9,531)		(30,784)		(31,313)

Net loss		$(6,630)		$(9,531)		$(30,784)		$(31,313)

Basic and diluted loss per common share:		$(0.01)		$(0.01)		$(0.03)		$(0.03)

Weighted average number of shares outstanding		992,192		992,192		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	For the nine months ended February 29, 2016	For the nine months ended February 28, 2015

Operating Activities
Net Loss	$(30,784)	$(31,313)
Changes to operating assets and liabilities:
Accounts payable	-	846
Due to related party	50,000	30,000
Accrued interest	-	-
Net cash provided by (used in) operating activities	19,216	(467)

Net increase in cash	19,216	(467)

Cash at the beginning of period	2,972	6,707

Cash at the end of period	$22,188	$6,240

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the nine month period ended February 29, 2016

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for the integrity and objectivity thereof. The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with the FASB ASC Topic 915, “Development Stage Entities,” formerly known as SFAS 7,“Accounting and Reporting by Development State Enterprises.”

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

•

Level  2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of the FASB ASC Topic 825 effective as of the inception did not have a material impact on the Company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of February 29, 2016 and February 28, 2015.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of February 29, 2016 and February 28, 2015, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $22,188 and $2,972 in cash as of February 29, 2016 and February 28, 2015, respectively.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of February 29, 2015, $791 was recorded as accounts payable. The balance of accounts payable was $791 and $791 as of February 29, 2016 and February 28, 2015, respectively.

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

As of February 29, 2016, the total balance of loan from ACI is $188,859.

February 29, 2016

Current	$98,859
2016	30,000
2017	60,000
$188,859

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001 per share. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001 per share. On May 6, 2008, the Company effected a forward split of 35-for-1 share of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per share for a total of $100,000. The Company had issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative avenues for business development, potential business combinations and stock offerings, the shareholders of Viper Resource Inc. approved a 1-for-100 reverse stock split and changed the name of the Company to Rambo Medical Group Inc. on August 5, 2013. There were 992,192 and 992,192 shares issued and outstanding as of February 29, 2016 and February 28, 2015 respectively.

NOTE 6. OFFICE LEASE

Since May 2011, the Company has had no lease agreement. The Company has been using an office at a premise provided by one of its officers at no cost.

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

As of February 29, 2016 and February 28, 2015, there were no warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of April 13, 2016.

These financial statements were approved by the Company's management and are available for issuance as of April 13, 2016. Subsequent events have been evaluated through April 13, 2016.

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

In its report dated September 15, 2015, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,211,675 as of February 29, 2016. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Nine Months Ended February 29, 2016 and February 28, 2015

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the nine month period ended February 29, 2016 decreased to $30,784 from $31,313 during the nine month period ended February 28, 2015.

Net Loss

We incurred a net loss for the nine month period ended February 29, 2016 of $30,784. We incurred a net loss for the nine month period ended February 28, 2015 of $31,313. The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Three Months Ended February 29, 2016 and February 28, 2015

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the three month period ended February 29, 2016 decreased to $6,630 from $9,531 during the nine month period ended February 28, 2015.

Net Loss

We incurred a net loss for the three month period ended February 29, 2016 of $6,630. We incurred a net loss for the three month period ended February 28, 2015 of $9,531. The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

At February 29, 2016, we had a working capital deficit of $167,463 compared to the working capital deficit of $136,679 at May 31, 2015. Current assets increased to $22,188 at February 29, 2016 from $2,972 at May 31, 2015 due to an increase in cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

HK EBUS CORPORATION

Date: April 13, 2016	By:	/s/ Dianwen Ju
Dianwen Ju
Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2016	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)