Form 10-K
period 2016-05-31
HK EBUS Corp
filed 2016-09-13
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2016

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

Yes  X . No      .

As of September 12, 2016, there were 992,192 shares of the Registrant’s common stock, par value $0.00001, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

·

our status as a development stage company;

·

our selection of a prospective target business or asset;

·

our issuance of our capital shares or incurrence of debt to complete a business combination;

·

removal of our securities from OTC Markets quotation system, or the ability to have our securities quoted on OTC Markets or listed on a national exchange following our business combination;

·

our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

·

conflicts of interest of our officers and directors;

·

potential current or future affiliations of our officers and directors with competing businesses;

·

our ability to obtain additional financing if necessary;

·

the control by our existing stockholders of a substantial interest in us;

·

our being deemed an investment company;

·

our dependence on our key personnel;

·

our dependence on a single company after our business combination;

·

business and market outlook;

·

our and our customers’ business strategies following the consummation of a business combination;

·

environmental, obtaining permits and other regulatory risks following the consummation of a business combination;

·

foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

·

operating and capital expenditures by us following the consummation of a business combination;

·

our competitive position following the consummation of a business combination;

·

outcomes of legal proceedings following the consummation of a business combination;

·

expected results of operations and/or financial position following the consummation of a business combination;

·

future effective tax rates; and

·

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

Since inception, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2016, we engaged in no oil and gas activities, had minimal operations, and generated no revenues.

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

On August 31, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to HK eBus Corporation and we changed our ticker symbol to “HKEB”.

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

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

·

the ability to use registered securities to acquire assets or businesses;

·

increased visibility in the marketplace;

·

ease of borrowing from financial institutions;

·

improved stock trading efficiency;

·

shareholder liquidity;

·

greater ease in subsequently raising capital;

·

compensation of key employees through stock options;

·

enhanced corporate image; and

·

a presence in the United States capital market.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with us may include the following:

·

a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

·

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

·

a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

·

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

·

a foreign company which may wish an initial entry into the United States securities market;

·

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; and

·

a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

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

In our efforts to analyze potential acquisition targets, we will consider the following factors:

·

potential for growth, indicated by new technology, anticipated market expansion or new products;

·

competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

·

strength and diversity of management, either in place or scheduled for recruitment;

·

capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

·

the cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

·

the extent to which the business opportunity can be advanced;

·

the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

·

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

Since inception, we have had no revenues and incurred a cumulative net loss of $7,219,239 through May 31, 2016. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot be certain that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Quarter Ended	High Bid	Low Bid
May 31, 2016	$.05	$.01
February 28, 2016	$.01	$.01
November 30, 2015	$.35	$.01
August 31, 2015	$.34	$.05
May 31, 2015	$.16	$.05
February 28, 2015	$.25	$.12
November 30, 2014	$.24	$.10
August 31, 2014	$.20	$.09

Holders

As of September 12, 2016, there were approximately 12 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended May 31, 2016.

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

·

the issuer of the securities that was formerly a shell company has ceased to be a shell company;

·

the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

·

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

·

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

Historically, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2016, we engaged in no oil and gas activities, had minimal operations, and generated no revenues. We are currently in negotiations to acquire or combine with a company which operates in the medical diagnostics industry. No assurance can be given that we will successfully reach an agreement with such company and successfully complete and close the proposed acquisition or business combination. No other specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

In its report dated September 12, 2016, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,219,239 as of May 31, 2016. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

We had operating expenses of $38,348 and $33,735 for the years ended May 31, 2016 and 2015, respectively. The increase in operating expenses during the year ended May 31, 2016 was attributable to a, increase in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2016 and 2015 of $38,348 and $33,735, respectively. The increase in net loss was directly attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2016 we had a working capital deficit of $175,027 compared to a working capital deficit of $136,679 at May 31, 2015. Current liabilities remained the same at $109,650 at May 31, 2016 from May 31, 2015. Current assets increased from $2,972 at May 31, 2015 to $14,624 at May 31, 2016 due to an increase in cash and cash equivalents.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Financial Statements included in Item 8 of this Annual Report, which discusses the most recent accounting pronouncements we adopted.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal year ended May 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2016, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2016, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal year ended May 31, 2016, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of May 31, 2016, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer, Sole Director	47	April 25, 2011
Jimmy Wang	Treasurer	49	April 25, 2011
Xiao Chen	Chief Financial Officer	43	April 25, 2011
Guofeng Xu	Secretary	36	April 25, 2011

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended May 31, 2016.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dianwen Ju, President and Chief Executive Officer	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Jimmy Wang, Treasurer	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Xiao Chen, Chief Financial Officer	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 12, 2016 by:

·

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

·

each of our directors;

·

each of our executive officers; and

·

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of September 12, 2016. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Chimerica Capital, LLC 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	350,000 share (3)	35.3%

Baden Energy Group Ltd. Rue Du Rhone 14 1204 Geneva, Switzerland	Common Stock, $0.00001 par value	65,256 shares	6.58%

Dianwen Ju 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares	5.04%

Jimmy Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	400,000 share (3)	40.36%

Xiao Chen 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares	5.04%

Goufeng Xu 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	–	–

All directors and executive officers as a group (4 persons)	Common Stock, $0.00001 par value	500,000 shares(3)	50.44%

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

(2)

There were 992,192 shares of common stock issued and outstanding on September 12, 2016.

(3)

Jimmy Wang is the direct beneficial owner of 50,000 shares and the indirect beneficial owner of 350,000 shares. Jimmy Wang is deemed to have voting and investment power over the shares beneficially owned by Chimerica Capital, LLC.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2016 and 2015 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2016	Fiscal year ended May 31, 2015
Audit fees(1)	$10,000	$6,250
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$10,000	$6,250

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended May 31, 2016 and 2015 were approved by our Board.

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

·

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

·

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

·

may apply standards of materiality in a way that is different from what may be viewed as material to existing and potential investors; and

·

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

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, as filed with the Nevada Secretary of State on November 18, 2005 (1)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on October 14, 2009 (2)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on August 5, 2013 (15)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on August 31, 2015 (17)

3.5	Bylaws of the Registrant (1)

4.1	Warrant dated August 12, 2009 exercisable for 319,419 shares issued to Baden Energy Group Ltd. (3)

4.2	Warrant dated September 22, 2009 exercisable for 60,000 shares issued to Baden Energy Group Ltd. (4)

10.1	Assignment of Quit Claim of Oil and Gas Leases, dated May 15, 2006 (1)

10.2	Joint Venture Agreement with DNR Oil & Gas Inc., dated May 15, 2006 (1)

10.3	Joint Venture Agreement with Colorado Oil & Gas, Inc., dated May 15, 2006 (1)

10.4	Well Service and Operating Agreement dated May 11, 2007 between Registrant and DNR Oil & Gas Company (5)

10.5	Memorandum of Intent, dated May 22, 2008 between Registrant and Coastal Petroleum Company (6)

10.6	Assignment of Farmout Interest dated June 16, 2008 between Registrant and West Canyon Energy Corp. (7)

10.7	Formal Agreement dated June 18, 2008 between Registrant and Coastal Petroleum Corp. (7)

10.8	Share Issuance Agreement dated July 6, 2009 between Registrant and Baden Energy Group Ltd. (9)

10.9	Purchase Agreement dated July 25, 2009 between Registrant and Enercor, Inc. (10)

10.10	Purchase Agreement dated August 5, 2009 between Registrant and Enercor, Inc. (11)

10.11	Purchase Agreement dated August 12, 2009 between Registrant and Enercor, Inc. (12)

10.12	July 6, 2009 Advisory Board Agreement with Warren Dillard (13)

10.13	Investment Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.14	Registration Rights Agreement between Registrant and Dutchess Opportunity Fund II, LP, dated January 28, 2010 (2)

10.15	Settlement Agreement, effective September 8, 2009 between Registrant and Cobra Oil & Gas Corporation (14)

14.1	Code of Ethics (8)

Exhibit No.	Description
16.1	Letter from Anton & Chia, LLP regarding changes in Registrant’s certifying accountant (16)

16.2	Engagement Agreement with Dave Banerjee CPA, a Professional Accountancy Corporation, regarding changes in Registrant’s certifying accountant (16)

31.1*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

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

(17)

Filed as an exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended May 31, 2015, as filed with the Securities and Exchange Commission on September 15, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HK EBUS CORPORATION

Dated: September 13, 2016

By: /s/ Dianwen Ju

Name: Dianwen Ju

Title: President and Chief Executive Officer

Dated: September 13, 2016

By: /s/ Xiao Chen

Name: Xiao Chen

Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of September, 2016.

/s/ Dianwen Ju

Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HK eBus Corporation,

We have audited the balance sheet of HK eBus Corporation as of May 31, 2016, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In planning and performing our audit of the consolidated financial statements of HK eBus Corporation as of and for the year ended May 31, 2016, in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HK eBus Corporation as of May 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA September 12, 2016

HK eBus Corporation

BALANCE SHEETS

	May 31,	May 31,
	2016	2015

ASSETS
Current assets
Cash	$14,624	$2,972
Total assets (all current)	$14,624	$2,972

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$791	$791
Due to related party	108,859	108,859
Total current liabilities	109,650	109,650

Non-Current liabilities
Due to related party, net of current portion	80,000	30,000

Total liabilities	189,650	139,650

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of May 31, 2016 and May 31, 2015	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,219,239)	(7,180,891)
Total stockholders' deficit	(175,027)	(136,679)

Total liabilities and stockholders' deficit	$14,624	$2,972

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	May 31,	May 31,
	2016	2015

Revenue	$-	$-

Operating expenses
General and administrative expenses	38,438	33,735
Total operating expenses	38,438	33,735

Loss from operations	(38,438)	(33,735)

Net loss	$(38,438)	$(33,735)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Weighted average shares outstanding	992,192	992,192

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deficit	Stockholders'
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Accumulated ($)	Equity ($)

Net loss for the period ended	-	-	-	-	-	(41,610)	(41,610)
Balance at May 31, 2014	-	-	992,192	991	7,043,222	(7,147,156)	(102,943)

Net loss for the period ended	-	-	-	-	-	(33,735)	(33,735)
Balance at May 31, 2015	-	-	992,192	991	7,043,222	(7,180,891)	(136,678)

Net loss for the period ended	-	-	-	-	-	(38,348)	(38,348)
Balance at May 31, 2016	-	-	992,192	991	7,043,222	(7,219,239)	(175,026)

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31,	May 31,
	2016	2015
Operating Activities:
Net loss	$(38,348)	$(33,735)
Changes operating assets and liabilities:
Accounts payable	-	-
Due to related party	50,000	30,000
Net cash provided by (used in) operating activities	11,652	(3,735)

Net increase (decrease) in cash	11,652	(3,735)

Cash at the beginning of period	2,972	6,707

Cash at the end of period	$14,624	$2,972

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HK EBUS CORPORATION

(formerly Rambo Medical Group, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2016 and 2015

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

HK eBus Corporation, formerly known as Rambo Medical Group, Inc., was incorporated in the State of Nevada on November 18, 2005. On October 14, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its shares of authorized common stock from 100,000,000 to 300,000,000 and to change its name from Cobra Oil and Gas Company to Viper Resources, Inc. The Company was formed to engage in identifying, investigating, exploring, and where determined advantageous, developing, mining, refining, and marketing oil and gas. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.  On April 25, 2011, the Company’s previous management was replaced in its entirety. In May 2012, the Company’s management determined to discontinue its oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. On August 31, 2015, the Company changed its name to HK EBUS Corporation and changed its ticker symbol to HKEB.

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

·

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

·

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

·

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of May 31, 2016 and 2015.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of May 31, 2016 and 2015, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $14,624 and $2,972 in cash on May 31, 2016 and 2015, respectively. The Company had no cash equivalent on May 31, 2016 and 2015.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of May 31, 2016, $791 was recorded as accounts payable. The balance of accounts payable was $791 and $791 as of May 31, 2016 and 2015, respectively.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of May 31, 2016 and 2015, the Company had 992,192 and 992,192 shares of common stock outstanding, respectively.

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. As of May 31, 2016, there were no common stock equivalents outstanding.

	Loss	W.A. Shares	Loss per Share
	(Numerator)	(Denominator)	(Amount)
For the year ended May 31, 2016	$(38,348)	992,192	$(0.04)
For the year ended May 31, 2015	$(33,735)	992,192	$(0.03)

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the first quarter of 2013, American Compass Inc. (“ACI”), a related party based upon the beneficial ownership of the Company held by certain key management of ACI, paid $15,333 in legal fees on behalf of the Company.  During the second quarter of 2013, ACI paid $7,527 in legal fees and $1,000 in auditing fees on behalf of the Company. As of August 31, 2013 ACI paid a total of $25,332 in legal and auditing fees on behalf of the Company.

On May 31, 2012, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $30,000, which is due and payable on May 31, 2017. On December 18, 2012, the Company ACI made a non-interest bearing, unsecured loan to the Company in the amount of $20,000, which is due and payable on December 18, 2016.

On May 16, 2013, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $5,000, which is due and payable on May 16, 2017. On November 4, 2013, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, which is due and payable on November 4, 2017.

On April 17, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, which is due and payable on April 17, 2018. On June 30, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, which is due and payable on June 30, 2018. On November 19, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, which is due and payable on November 19, 2016.

On June 24, 2015, September 30, October 21, and November 18, 2015, ACI made non-interest bearing, unsecured loans to the Company in the amounts of $10,000, $10,000, $10,000 and $20,000, respectively. Such loans are due and payable on June 24, 2017, September 30, 2017, October 21, 2017, and November 18, 2017, respectively.

As of May 31, 2016, the total balance due to ACI is $188,859.

Year ended May 31,

Current	$108,859
2017	60,000
2018	20,000
$188,859

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 and 992,192 shares issued and outstanding as of May 31, 2016 and May 31, 2015 respectively.

NOTE 6. WARRANTS

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

During the year ended May 31, 2016, there were no warrants outstanding.

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

Net deferred tax assets consist of the following components as of May 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL carryover	$7,211,675	$7,180,891
Valuation allowance	(7,211,675)	(7,180,891)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended May 31, 2016 due to the following:

	2016	2015
Income tax benefit at statutory rate	$(2,812,553)	$(2,800,547)
Valuation allowance	2,812,553	2,800,547
	$-	$-

At May 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $7,211,675 and $7,180,891, respectively, which begin to expire in 2026. Deferred tax assets of approximately $2,812,553 and $2,800,547 in 2016 and 2015, respectively, created by the net operating losses have been offset by a 100% valuation allowance. The Company may be subjected to tax audit by the IRS for 2014 and 2015.

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

NOTE 9. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of September 12, 2016.

Management has reviewed subsequent events through September 12, 2016, at which date Financial Statements were issued, and determined there were no other items to disclose.