Form 10-Q
period 2016-08-31
HK EBUS Corp
filed 2016-10-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of October 14, 2016, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2016 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited).

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended May 31, 2015 filed with the SEC on September 15, 2015, as amended on September 17, 2015. All numbers provided in the condensed consolidated unaudited financial statements are stated in United States Dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HK eBus Corporation

We have reviewed the accompanying condensed balance sheet of HK eBus Corporation and the related condensed statements of income and cash flows as of August 31, 2016, and for the three month periods then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of Public Company Auditing Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of Public Company Auditing Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of Public Company Auditing Oversight Board, the condensed balance sheet of HK eBus Corporation as of May 31, 2016, and the related condensed statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated September 12, 2016 we expressed an unqualified opinion on those condensed financial statements.

The Company’s audited financial statements as of May 31, 2016 and for the year then ended discloses that the Company has accumulated deficit of $7,219,239 and negative cash flow from operations amounting $38,348 for the period ended May 31, 2016. These factors as well as the uncertain conditions that the Company faces in its day-to-day operations with respect to cash flows create an uncertainty as to the Company's ability to continue as a going concern. Our auditor’s report on those financial statements includes an explanatory paragraph referring to the matters in Note 3 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dave Banerjee

Dave Banerjee, CPA

Woodland Hills, California

October 10, 2016

HK eBus Corporation

CONDENSED BALANCE SHEET

	August 31,	May 31,
	2016	2016
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$10,874	$14,624
Total assets (all current)	$10,874	$14,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$791
Due to related party	-	108,859
Total current liabilities		109,650

Non-Current Liabilities
Accounts payable	791
Due to related party, net of current portion	188,859	80,000

Total liabilities	189,650	189,650

Stockholders' deficit
Preferred stock, $.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2016 and May 31, 2016	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of August 31, 2016 and May 31, 2016	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,222,989)	(7,219,239)
Total stockholders' deficit	(178,777)	(175,027)

Total liabilities and stockholders' deficit	$10,874	$14,624

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three Months ended
	August 31, 2016		August 31, 2015

Revenue	$	−	$	−

Operating Expenses
General and administrative		3,750		4,159
Total operating expenses		3,750

Loss from operations		(3,750)		(4,159)

Net loss		$(3,750)		$(4,159)

Basic and diluted loss per common share		$(0.004)		$(0.004)

Weighted average number of shares outstanding		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	For the three months ended August 31, 2016	For the three months ended August 31, 2015

Operating Activities
Net Loss	$(3,750)	$(4,159)
Changes to operating assets and liabilities:
Accounts payable	-	-
Due to related party	(0)	10,000
Accrued interest	-	-
Net cash provided by (used in) operating activities	(3,750)	5,841

Net increase in cash	(3,750)	5,841

Cash at the beginning of period	14,624	2,972

Cash at the end of period	$10,874	$8,813

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the three month period ended August 31, 2016

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of August 31, 2016 and 2015.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of August 31, 2016 and 2015, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $10,874 and $14,624 in cash on August 31, 2016 and May 31, 2016, respectively. The Company had no cash equivalent on August 31, 2016 and May 31, 2016.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of August 31, 2016, $791 was recorded as accounts payable. The balance of accounts payable was $791 and $791 as of August 31, 2016 and May 31, 2016, respectively.

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

On May 31, 2012, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $30,000. On December 18, 2012, ACI made another non-interest bearing, unsecured loan to the Company in the amount of $20,000.

On May 16, 2013, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $5,000. On November 4, 2013, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000.

On April 17, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000. On June 30, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000. On November 19, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000.

On June 24, 2015, September 30, 2015, October 21, 2015, and November 18, 2015, ACI made non-interest bearing, unsecured loans to the Company in the amounts of $10,000, $10,000, $10,000, and $20,000, respectively.

As of August 31, 2016, the total balance due to ACI is $188,859.

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 and 992,192 shares issued and outstanding as of August 31, 2016 and May 31, 2016 respectively.

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

During the year ended August 31, 2016, there were no warrants outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of October 14, 2016.

These financial statements were approved by the Company's management and are available for issuance as of October 14, 2016. Subsequent events have been evaluated through October 14, 2016.

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

In its report dated September 12, 2016, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,222,989 as of August 31, 2016. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Three Months Ended August 31, 2016 and August 31, 2015

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the three month period ended August 31, 2016 decreased to $3,750 from $4,159 during the three month period ended August 31, 2015.

Net Loss

We incurred a net loss for the three month period ended August 31, 2016 of $3,750. We incurred a net loss for the three month period ended August 31, 2015 of $4,159. The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

At August 31, 2016, we had a working capital deficit of $178,777 compared to the working capital deficit of $175,027 at May 31, 2016. Current assets decreased to $10,874 at 167,463, 2016 from $14,624 at May 31, 2016, due to a decrease in cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

HK EBUS CORPORATION

Date: October 14, 2016	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer (Principal Executive Officer)

Date: October 14, 2016	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)