Form 10-Q
period 2016-11-30
HK EBUS Corp
filed 2017-01-23
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 23, 2017, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited).

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended May 31, 2016 filed with the SEC on September 13, 2016. All numbers provided in the condensed consolidated unaudited financial statements are stated in United States Dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HK eBus Corporation

CONDENSED BALANCE SHEET

	November 30,	May 31,
	2016	2016
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$3,610	$14,624
Total assets (all current)	$3,610	$14,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,250	$791
Due to related party	-	108,859
Total current liabilities	1,250	109,650

Non-Current Liabilities
Accounts payable	791	-
Due to related party, net of current portion	188,859	80,000

Total liabilities	190,900	189,650

Stockholders' deficit
Preferred stock, $.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2016 and May 31, 2016	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of November 30, 2016 and May 31, 2016	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,231,503)	(7,219,239)
Total stockholders' deficit	(187,291)	(175,027)

Total liabilities and stockholders' deficit	$3,610	$14,624

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three Months ended				For the six Months ended
	November 30, 2016		November 30, 2015		November 30, 2016		November 30, 2015

Revenue	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		8,514		19,995		12,264		24,154
Total operating expenses		8,514		19,995		12,264		24,154

Loss from operations		(8,514)		(19,995)		(12,264)		(24,154)

Net loss		$(8,514)		$(19,995)		$(12,264)		$(24,154)

Basic and diluted loss per common share:		$(0.009)		$(0.02)		$(0.01)		$(0.02)

Weighted average number of shares outstanding		992,192		992,192		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	For the six months ended November 30, 2016	For the six months ended November 30, 2015

Operating Activities
Net Loss	$(12,264)	$(24,154)
Changes to operating assets and liabilities:
Accounts payable	1,250	-
Due to related party	-	50,000
Accrued interest	-	-
Net cash provided by (used in) operating activities	(11,014)	25,846

Net increase (decrease) in cash	(11,014)	25,846

Cash at the beginning of period	14,624	2,972

Cash at the end of period	$3,610	$28,818

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the six month period ended November 30, 2016

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $3,610 and $14,624 in cash on November 30, 2016 and May 31, 2016, respectively. The Company had no cash equivalent on November 30, 2016 and May 31, 2016.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of November 30, 2016, $2,041 was recorded as accounts payable. The balance of accounts payable was $2,041 and $791 as of November 30, 2016 and May 31, 2016, respectively.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the fourth quarter of 2012, American Compass Inc. (“ACI”), a related party based upon the beneficial ownership of the Company held by certain key management of ACI, paid $6,000 in legal fees and $4,000 in auditing fees on behalf of the Company. During the first quarter of 2013, ACI paid $15,332 in legal fees on behalf of the Company. During the second quarter of 2013, ACI paid $7,527 in legal fees and $1,000 in auditing fees on behalf of the Company.

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

As of November 30, 2016, the total balance due to ACI is $188,859.

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 and 992,192 shares issued and outstanding as of November 30, 2016 and May 31, 2016 respectively.

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

During the quarter ended November 30, 2016, there were no warrants outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of January23, 2017.

These financial statements were approved by the Company's management and are available for issuance as of January 23, 2017. Subsequent events have been evaluated through January 23, 2017.

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

In its report dated January 23, 2017, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,230,253 as of November 30, 2016. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Presently, we have no employees except for our four executive officers, Dianwen Ju, Jimmy Wang, Xiao Chen and Guofeng Xu. Changes in the number of employees during the next twelve months will be a function of the level of business activity.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Six Months Ended November 30, 2016 and November 30, 2015

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the six month period ended November 30, 2016 decreased to $11,014 from $24,154 during the six month period ended November 30, 2015, representing a 54.4% decrease.

Net Loss

We incurred a net loss for the six month period ended November 30, 2016 of $11,014. We incurred a net loss for the six month period ended November 30, 2015 of $24,154, representing a 54.4% decrease. The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2016, we had a working capital deficit of $186,041 compared to the working capital deficit of $175,027 at May 31, 2016. Current assets decreased by 56.9% to $3,610 at November 30, 2016 from $14,624 at May 31, 2016, due to a decrease in cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

HK EBUS CORPORATION

Date: January 23, 2017	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer (Principal Executive Officer)

Date: January 23, 2017	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)