Form 10-Q/A
period 2016-11-30
HK EBUS Corp
filed 2017-01-24
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A of the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the “SEC”) on January 23, 2017 (the “Original Filing”). This Amendment is being filed with the SEC to include Exhibit 101, which provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). All other information disclosed in the Original Filing remains the same.

This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II—OTHER INFORMATION

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

HK EBUS CORPORATION

Date: January 24, 2017	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer (Principal Executive Officer)

Date: January 24, 2017	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)

4