Form 10-K/A
period 2016-05-31
HK EBUS Corp
filed 2017-02-24
CIK 1350421

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on September 13, 2016 (the “Form 10-K”). This Amendment No. 1 is being filed with the SEC to furnish a revised report of Dave Banerjee CPA, an Accounting Corporation, the Company’s Independent Registered Public Accounting Firm. All other information disclosed in the Original Filing remains the same.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HK EBUS CORPORATION

Dated: February 24, 2017

By: /s/ Dianwen Ju

Name: Dianwen Ju

Title: President and Chief Executive Officer

Dated: February 24, 2017

By: /s/ Xiao Chen

Name: Xiao Chen

Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of February, 2017.

/s/ Dianwen Ju

Dianwen Ju, President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HK eBus Corporation,

We have audited the balance sheet of HK eBus Corporation as of May 31, 2016 and 2015, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In planning and performing our audit of the consolidated financial statements of HK eBus Corporation as of and for the years ended May 31, 2016 and 2015 in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HK eBus Corporation as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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