Form 10-Q
period 2017-02-28
HK EBUS Corp
filed 2017-04-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No      .

As of April 14, 2017, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

HK eBus Corporation

CONDENSED BALANCE SHEET

	February 28,	May 31,
	2017	2016
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$6,373	$14,624
Total assets (all current)	$6,373	$14,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,750	$791
Due to related party	-	108,859
Total current liabilities	3,750	109,650

Non-Current Liabilities
Accounts payable	791	-
Due to related party, net of current portion	198,859	80,000

Total liabilities	203,400	189,650

Stockholders' deficit
Preferred stock, $.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2017 and May 31, 2016	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of February 28, 2017 and May 31, 2016	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,241,240)	(7,219,239)
Total stockholders' deficit	(197,028)	(175,027)

Total liabilities and stockholders' deficit	$6,373	$14,624

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three Months ended				For the nine Months ended
	February 28, 2017		February 29, 2016		February 28, 2017		February 29, 2016

Revenue	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		8,487		6,630		22,001		30,784
Total operating expenses		8,487		6,630		22,001		30,784

Loss from operations		(8,487)		(6,630)		(22,001)		(30,784)

Net loss		$(8,487)		$(6,630)		$(22,001)		$(30,784)

Basic and diluted loss per common share:		$(0.01)		$(0.01)		$(0.02)		$(0.03)

Weighted average number of shares outstanding		992,192		992,192		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	For the nine months ended February 28, 2017	For the nine months ended February 29, 2016

Operating Activities
Net Loss	$(22,001)	$(30,784)
Changes to operating assets and liabilities:
Accounts payable	3,750	-
Due to related party	10,000	50,000
Accrued interest	-	-
Net cash provided by (used in) operating activities	(8,251)	19,216

Net increase (decrease) in cash	(8,251)	19,216

Cash at the beginning of period	14,624	2,972

Cash at the end of period	$6,373	$22,188

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the nine month period ended February 28, 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $6,373 and $14,624 in cash on February 28, 2017 and May 31, 2016, respectively. The Company had no cash equivalent on February 28, 2017 and May 31, 2016.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of February 28, 2017, $4,541 was recorded as accounts payable. The balance of accounts payable was $4,541 and $791 as of February 28, 2017 and May 31, 2016, respectively.

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

On January 23, 2017, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000.

As of February 28, 2017, the total balance due to ACI is $198,859, all of which is due on demand, and on which there is no maturity date.

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 and 992,192 shares issued and outstanding as of February 28, 2017 and May 31, 2016 respectively.

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

During the quarter ended February 28, 2017, there were no warrants outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of April 14, 2017.

These financial statements were approved by the Company's management and are available for issuance as of April 14, 2017. Subsequent events have been evaluated through April 14, 2017.

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

Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,241,240 as of February 28, 2017. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Nine Months Ended February 28, 2017 and February 29, 2016

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the nine month period ended February 28, 2017 decreased to $22,001 from $30,784 during the nine month period ended February 29, 2016, representing a 28.5% decrease.

Net Loss

We incurred a net loss for the nine month period ended February 28, 2017 of $22,001. We incurred a net loss for the nine month period ended February 29, 2016 of $30,784, representing a 28.5% decrease. The decrease in net loss was directly attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

At February 28, 2017, we had a working capital deficit of $2,623 compared to the working capital deficit of $95,026 at May 31, 2016. Current assets decreased by 56.4% to $6,373 at February 28, 2017 from $14,624 at May 31, 2016, due to a decrease in cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K for fiscal year ended May 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

HK EBUS CORPORATION

Date: April 14, 2017	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2017	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)