Form 10-K
period 2017-05-31
HK EBUS Corp
filed 2017-08-21
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2017

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None
(Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [   ] No [X]

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

As of August 21, 2017, there were 992,192 shares of the Registrant’s common stock, par value $0.00001, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•our status as a development stage company;

•our selection of a prospective target business or asset;

•our issuance of our capital shares or incurrence of debt to complete a business combination;

•removal of our securities from OTC Markets quotation system, or the ability to have our securities quoted on OTC Markets or listed on a national exchange following our business combination;

•our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•conflicts of interest of our officers and directors;

•potential current or future affiliations of our officers and directors with competing businesses;

•our ability to obtain additional financing if necessary;

•the control by our existing stockholders of a substantial interest in us;

•our being deemed an investment company;

•our dependence on our key personnel;

•our dependence on a single company after our business combination;

•business and market outlook;

•our and our customers’ business strategies following the consummation of a business combination;

•environmental, obtaining permits and other regulatory risks following the consummation of a business combination;

•foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•operating and capital expenditures by us following the consummation of a business combination;

•our competitive position following the consummation of a business combination;

•outcomes of legal proceedings following the consummation of a business combination;

•expected results of operations and/or financial position following the consummation of a business combination;

•future effective tax rates; and

•compliance with applicable laws.

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

PART I

ITEM 1. BUSINESS

Business Development

We were incorporated in the State of Nevada on November 18, 2005, under the name Cobra Oil and Gas Company. We were formed to engage in identifying, investigating, exploring, and, where determined advantageous, developing, mining, refining, and marketing oil and gas.

On October 14, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Viper Resources, Inc. and to increase our authorized capitalization from 200,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value to 400,000,000 shares, consisting of 300,000,000 shares of common stock $0.00001 par value and 100,000,000 shares of preferred stock, $0.00001 par value.

Since inception, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2017, we engaged in no oil and gas activities, had minimal operations, and generated no revenues.

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

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•the ability to use registered securities to acquire assets or businesses;

•increased visibility in the marketplace;

•ease of borrowing from financial institutions;

•improved stock trading efficiency;

•shareholder liquidity;

•greater ease in subsequently raising capital;

•compensation of key employees through stock options;

•enhanced corporate image; and

•a presence in the United States capital market.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with us may include the following:

•a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

•a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•a foreign company which may wish an initial entry into the United States securities market;

•a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; and

•a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

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

In our efforts to analyze potential acquisition targets, we will consider the following factors:

•potential for growth, indicated by new technology, anticipated market expansion or new products;

•competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•strength and diversity of management, either in place or scheduled for recruitment;

•capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•the cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

•the extent to which the business opportunity can be advanced;

•the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•other relevant factors.

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

We currently do not have an Internet website.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $7,245,451 through May 31, 2017. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot be certain that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any definitive agreements for a business combination or other transaction.

We have no present arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, any private or public entity. We cannot be certain that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 15, 2015, our common stock was trading on the OTCQB of the OTC Markets Group Inc. under the symbol “HKEB” and, as of May 31, 2017, is trading on the OTC Pink.

Our common stock was quoted on the OTC Bulletin Board of the OTC Markets Group Inc. under the symbol “CGCA.OB” from July 20, 2007 until November 6, 2009, from November 6, 2009 until August 9, 2013 under the symbol “VPRS.OB”, and from August 9, 2013 until September 14, 2015 under the symbol RMGI.PK. The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Pink. The bid quotations reported by the OTC Pink reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2017	$.40	$.25
February 28, 2017	$.30	$.18
November 30, 2016	$.35	$.01
August 31, 2016	$.04	$.01
May 31, 2016	$.05	$.01
February 28, 2016	$.01	$.01
November 30, 2015	$.35	$.01
August 31, 2015	$.32	$.20

Holders

As of August 21, 2017, there were approximately 12 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We have not sold any of our equity securities during the year ended May 31, 2017.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Historically, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2017, we engaged in no oil and gas activities, had minimal operations, and generated no revenues. No assurance can be given that we will successfully reach an agreement with any company and successfully complete and close an acquisition or business combination. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

In its report dated August 10, 2017, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,245,451 as of May 31, 2017. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

We had operating expenses of $26,212 and $38,348 for the years ended May 31, 2017 and 2016, respectively. The decrease in operating expenses by 31.6% during the year ended May 31, 2017 was attributable to a decrease in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2017 and 2016 of $26,212 and $38,348, respectively, representing a decrease by 31.6%. The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2017 we had a working capital deficit of $96,238 compared to a working capital deficit of $95,026 at May 31, 2016. Current liabilities decreased from $109,650 to $104,849, or 4.4%, from May 31, 2016 to May 31, 2017. Current assets decreased from $14,624 at May 31, 2016 to $8,611 at May 31, 2017 due to a decrease in cash and cash equivalents.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal year ended May 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2017, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2017, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal year ended May 31, 2017, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of May 31, 2017, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer, Sole Director	48	April 25, 2011
Jimmy Wang	Treasurer	50	April 25, 2011
Xiao Chen	Chief Financial Officer	44	April 25, 2011
Guofeng Xu	Secretary	37	April 25, 2011

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended May 31, 2017.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dianwen Ju, President and Chief Executive Officer	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -

Jimmy Wang, Treasurer	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -

Xiao Chen, Chief Financial Officer	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 21, 2017 by:

•each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•each of our directors;

•each of our executive officers; and

•all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of August 21, 2017. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(1)As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) There were 992,192 shares of common stock issued and outstanding on August 21, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2017 and 2016 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2017	Fiscal year ended May 31, 2016
Audit fees(1)	$6,500	$10,000
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$6,500	$10,000

(1)Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended May 31, 2017 and 2016 were approved by our Board.

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

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide investors with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to existing and potential investors; and

•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

HK EBUS CORPORATION

Dated: August 21, 2017By: /s/ Dianwen Ju

Name: Dianwen Ju

Title: President and Chief Executive Officer

Dated: August 21, 2017By: /s/ Xiao Chen

Name: Xiao Chen

Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of August, 2017.

/s/ Dianwen Ju

Dianwen Ju,

President, Chief Executive Officer, and Director

FINANCIAL STATEMENTS

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HK eBus Corporation,

We have audited the balance sheet of HK eBus Corporation as of May 31, 2017 and 2016, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In planning and performing our audit of the consolidated financial statements of HK eBus Corporation as of and for the years ended May 31, 2017 and 2016 in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HK eBus Corporation as of 2017 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Dave Banerjee CPA, an Accountancy Corporation
Woodland Hills, CA 91367
August 10, 2017

HK eBus Corporation

BALANCE SHEETS

	May 31,	May 31,
	2017	2016

ASSETS
Current assets
Cash	$8,611	$14,624
Total assets (all current)	$8,611	$14,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$990	$791
Due to related party	103,859	108,859
Total current liabilities	104,849	109,650

Non-Current liabilities
Due to related party, net of current portion	105,000	80,000

Total liabilities	209,849	189,650

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of May 31, 2017 and May 31, 2016	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,245,451)	(7,219,239)
Total stockholders' deficit	(201,239)	(175,027)

Total liabilities and stockholders' deficit	$8,611	$14,624

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	May 31,	May 31,
	2017	2016

Revenue	$-	$-

Operating expenses
General and administrative expenses	26,212	38,348
Total operating expenses	26,212	38,348

Loss from operations	(26,212)	(38,348)

Net loss	$(26,212)	$(38,348)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Weighted average shares outstanding	992,192	992,192

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deficit	Stockholders'
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Accumulated ($)	Equity ($)

Net loss for the period ended	-	-	-	-	-	(33,735)	(33,735)
Balance at May 31, 2015	-	-	992,192	991	7,043,222	(7,180,891)	(136,678)

Net loss for the period ended	-	-	-	-	-	(38,348)	(38,348)
Balance at May 31, 2016	-	-	992,192	991	7,043,222	(7,219,239)	(175,026)

Net loss for the period ended	-	-	-	-	-	(26,212)	(26,212)
Balance at May 31, 2017	-	-	992,192	991	7,043,222	(7,245,451)	(201,239)

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31,	May 31,
	2017	2016
Operating Activities:
Net loss	$(26,212)	$(38,348)
Changes operating assets and liabilities:
Accounts payable	199	-
Due to related party	20,000	50,000
Net cash provided by (used in) operating activities	(6,013)	11,652

Net increase (decrease) in cash	(6,013)	11,652

Cash at the beginning of period	14,624	2,972

Cash at the end of period	$8,611	$14,624

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HK EBUS CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2017 and 2016

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

•Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of May 31, 2017 and 2016.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of May 31, 2017 and 2016, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $8,611 and $14,624 in cash on May 31, 2017 and 2016, respectively. The Company had no cash equivalent on May 31, 2017 and 2016.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of May 31, 2017, $990 was recorded as accounts payable. The balance of accounts payable was $990 and $791 as of May 31, 2017 and 2016, respectively.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of May 31, 2017 and 2016, the Company had 992,192 and 992,192 shares of common stock outstanding, respectively.

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. As of May 31, 2017, there were no common stock equivalents outstanding.

	Loss	W.A. Shares	Loss per Share
	(Numerator)	(Denominator)	(Amount)
For the year ended May 31, 2017	$(26,212)	992,192	$(0.03)
For the year ended May 31, 2016	$(38,348)	992,192	$(0.04)

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

NOTE 4. RELATED PARTY TRANSACTIONS

On May 31, 2012, the Company took a noninterest bearing and unsecured loan from American Compass Inc. (“ACI”) in the amount of $30,000, maturing on May 31, 2020. On December 18, 2012, the Company accepted a non-interest bearing and unsecured loan from ACI in the amount of $20,000, maturing on December 18, 2019. ACI is deemed a related party based upon the beneficial ownership of the Company held by certain key management of ACI,

During 2013, ACI paid $28,859 in legal fees and $5,000 in auditing fees on behalf of the Company. As of November 30, 2013, ACI paid a total of $33,859 in legal and auditing fees on behalf of the Company due upon request.

On May 16, 2013, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $5,000, maturing on May 16, 2020. On November 4, 2013, the Company took another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on November 4, 2017.

On April 17, 2014, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on April 17, 2018. On June 30, 2014, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on June 30, 2018. On November 19, 2014, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on November 19, 2019.

On February 4, 2015, June 24, 2015, September 30, 2015, October 21, 2015 and November 18, 2015, the Company accepted non-interest bearing and unsecured loans from ACI in the amounts of $10,000, $10,000, $10,000, $10,000, and $20,000, respectively, maturing on February 4, 2020, and June 24, 2020 September 30, 2020 October 21, 2020 and November 18, 2020, respectively.

On January 23, 2017 and May 9, 2017, the Company accepted non-interest bearing and unsecured loans from ACI in the amounts of $10,000, and $10,000, respectively, maturing on January 23, 2020 and May 9, 2020, respectively.

As of May 31, 2017, the total balance due to ACI is $208,859.

Year ended May 31,

Current	$103,859
2018	10,000
2019	30,000
2020	65,000
$208,859

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock. There were 992,192 and 992,192 shares issued and outstanding as of May 31, 2017 and May 31, 2016 respectively.

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

During the year ended May 31, 2017, there were no warrants outstanding.

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

Net deferred tax assets consist of the following components as of May 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL carryover	$7,245,451	$7,219,239
Valuation allowance	(7,245,451)	(7,219,239)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended May 31, 2017 due to the following:

	2017	2016
Income tax benefit at statutory rate	$(2,825,726)	$(2,815,503)
Valuation allowance	2,825,726	2,815,503
	$-	$-

At May 31, 2017 and 2016, the Company had net operating loss carryforwards of approximately $7,245,451 and $7,219,239, respectively, which begin to expire in 2026. Deferred tax assets of approximately $2,825,726 and $2,815,503 in 2017 and 2016, respectively, created by the net operating losses have been offset by a 100% valuation allowance. The Company may be subjected to tax audit by the IRS for 2016 and 2017.

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

NOTE 9. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of August 10, 2017.

Management has reviewed subsequent events through August 10, 2017, at which date Financial Statements were issued, and determined there were no other items to disclose.