Form 10-Q
period 2017-11-30
HK EBUS Corp
filed 2018-01-16
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

As of January 16, 2018, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

HK eBus Corporation

CONDENSED BALANCE SHEET

	November 30,	May 31,
	2017	2017
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$1,058	$8,611
Total assets (all current)	$1,058	$8,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,311	$990
Due to related party	43,859	103,859
Total current liabilities	51,170	104,849

Non-Current Liabilities
Due to related party, net of current portion	165,000	105,000

Total liabilities	216,170	209,849

Stockholders' deficit
Preferred stock, $.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2017 and May 31, 2017	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of November 30, 2017 and May 31, 2017	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,259,324)	(7,245,451)
Total stockholders' deficit	(215,111)	(201,239)

Total liabilities and stockholders' deficit	$1,058	$8,611

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three Months ended				For the six Months ended
	November 30, 2017		November 30, 2016		November 30, 2017		November 30, 2016

Revenue	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		5,273		8,514		13,873		12,264
Total operating expenses		5,273		8,514		13,873		12,264

Loss from operations		(5,273)		(8,514)		(13,873)		(12,264)

Net loss		$(5,273)		$(8,514)		$(13,873)		$(12,264)

Basic and diluted loss per common share:		$(0.005)		$(0.009)		$(0.01)		$(0.01)

Weighted average number of shares outstanding		992,192		992,192		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	For the six months ended November 30, 2017	For the six months ended November 30, 2016

Operating Activities
Net Loss	$(13,873)	$(12,264)
Changes to operating assets and liabilities:
Accounts payable	6,321	-
Due to related party	-	1,250
Accrued interest	-	-
Net cash provided by (used in) operating activities	(7,552)	(11,014)

Net increase (decrease) in cash	(7,552)	(11,014)

Cash at the beginning of period	8,611	14,624

Cash at the end of period	$1,058	$3,610

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the six month period ended November 30, 2017

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

HK eBus Corporation

Notes to the Condensed Financial Statements

For the six month period ended November 30, 2017

(Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of November 30, 2017 and 2016.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of November 30, 2017 and 2016, the Company had assets and liabilities in cash, property and equipment that were fully depreciated, and various payables. Management believes that they are being presented at their fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $1,058 and $8,611 in cash on November 30, 2017 and May 31, 2017, respectively. The Company had no cash equivalent on November 30, 2017 and May 31, 2017.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of November 30, 2017, $7,311 was recorded as accounts payable. The balance of accounts payable was $7,311 and $990 as of November 30, 2017 and May 31, 2017, respectively.

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

For the six month period ended November 30, 2017

(Unaudited)

NOTE 3. GOING CONCERN (continued)

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

NOTE 4. RELATED PARTY TRANSACTIONS

On May 31, 2012, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $30,000, due on May 31, 2020. On December 18, 2012, ACI made another non-interest bearing, unsecured loan to the Company in the amount of $20,000, due on December 18, 2019.

On May 16, 2013, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $5,000, due on May 16, 2020. On November 4, 2013, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, due on November 4, 2020.

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

On February 4, 2015, June 24, 2015, September 30, 2015, October 21, 2015 and November 18, 2015, ACI made non-interest bearing, unsecured loans to the Company in the amounts of $10,000, $10,000, $10,000, $10,000 and $20,000, respectively, due on February 4, 2020, June 24, 2020, September 30, 2020, October 21, 2020 and November 18, 2020, respectively.

On January 23, 2017 and May 9, 2017, ACI made a non-interest bearing, unsecured loans to the Company in the amounts of $10,000 and $10,000, respectively, due on January 23, 2020 and May 9, 2020, respectively.

As of November 30, 2017, the total balance due to ACI is $208,859.

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 and 992,192 shares issued and outstanding as of November 30, 2017 and May 31, 2017 respectively.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the six month period ended November 30, 2017

(Unaudited)

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

During the six-months ended November 30, 2017, there were no warrants outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of January 16, 2018.

These financial statements were approved by the Company's management and are available for issuance as of January 16, 2018. Subsequent events have been evaluated through January 16, 2018.

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

In its report dated January 16, 2018, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,259,324 as of November 30, 2017. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Three Months Ended November 30, 2017 and November 30, 2016, and Six Months Ended November 30, 2017 and November 30, 2016

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three-month period ended November 30, 2017 decreased to $5,273 from $8,514 during the three-month period ended November 30, 2016, representing a 38.1% decrease, and during the six-month period ended November 30, 2017 increased to $13,873 from $12,264 during the six-month period ended November 30, 2016, representing a 13.0% increase.

Net Loss

We incurred a net loss for the three-month period ended November 30, 2017 of $5,273. We incurred a net loss for the three-month period ended November 30, 2106 of $8,514, representing a 38.1% decrease due to a decrease in general and administrative expenses. We incurred a net loss for the six-month period ended November 30, 2017 of $13,873. We incurred a net loss for the six-month period ended November 30, 2016 of $12,264, representing a 13.0% increase. The increase in net loss was directly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2017, we had a working capital deficit of $50,112 compared to the working capital deficit of $96,238 at May 31, 2017, representing a decrease by 48.0% due to a decrease in cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended May 31, 2017.

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

HK EBUS CORPORATION

Date: January 16, 2018	By:	/s/ Dianwen Ju
Dianwen Ju
President and Chief Executive Officer (Principal Executive Officer)

Date: January 16, 2018	By:	/s/ Xiao Chen
Xiao Chen
Chief Financial Officer (Principal Accounting Officer)