Form 10-K
period 2018-05-31
HK EBUS Corp
filed 2018-09-14
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

As of September 13, 2018, there were 992,192 shares of the Registrant’s common stock, par value $0.00001, issued and outstanding.

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

Since inception, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2018, we engaged in no oil and gas activities, had minimal operations, and generated no revenues.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $7,274,058 through May 31, 2018. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot be certain that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 15, 2015, our common stock was trading on the OTCQB of the OTC Markets Group Inc. under the symbol “HKEB” and, as of May 31, 2018, is trading on the OTC Pink.

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

Quarter Ended	High Bid	Low Bid
May 31, 2018	$.50	$.20
February 28, 2018	$.37	$.03
November 30, 2017	$.34	$.22
August 31, 2017	$.50	$.25
May 31, 2017	$.40	$.20
February 28, 2017	$.30	$.25
November 30, 2016	$1.00	$.18
August 31, 2016	$.18	$.01

Holders

As of September 13, 2018, there were approximately 12 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We have not sold any of our equity securities during the year ended May 31, 2018.

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

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Historically, we were in the exploration stage as an oil and gas exploration company. In May 2012, our management determined to discontinue our oil and gas operations, and attempt to acquire other assets or business operations that will maximize shareholder value. During the fiscal year ended May 31, 2018, we engaged in no oil and gas activities, had minimal operations, and generated no revenues. No assurance can be given that we will successfully reach an agreement with any company and successfully complete and close an acquisition or business combination. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

In its report dated September 12, 2018, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,274,058 as of May 31, 2018. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Expenses

We had operating expenses of $28,607 and $26,212 for the years ended May 31, 2018 and 2017, respectively. The decrease in operating expenses by 9.1% during the year ended May 31, 2018 was attributable to a decrease in general and administrative expenses.

Net Loss

We incurred net losses for the years ended May 31, 2018 and 2017 of $28,607 and $26,212, respectively, representing a decrease by 9.1%. The decrease in net loss was directly attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2018 we had a working capital deficit of $44,845 compared to a working capital deficit of $96,238 at May 31, 2017. Current liabilities decreased from $104,849 to $51,545, or 50.9%, from May 31, 2017 to May 31, 2018. Current assets decreased from $8,611 at May 31, 2017 to $6,700 at May 31, 2018 due to a decrease in cash and cash equivalents.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and notes thereto commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal year ended May 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of May 31, 2018, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2018, our internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

Changes in Internal Controls

During the fiscal year ended May 31, 2018, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of May 31, 2018, with respect to our directors and executive officers.1

Name	Positions Held	Age	Date of Election or Appointment as Director

Dianwen Ju	President and Chief Executive Officer, Sole Director	49	April 25, 2011
Jimmy Wang	Treasurer	51	April 25, 2011
Xiao Chen	Chief Financial Officer	45	April 25, 2011
Guofeng Xu	Secretary	38	April 25, 2011

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

_____________________________

1 Effective August 1, 2018, Dianwen Ju, Xiao Chen and Guofeng Xu resigned from all positions held with the Company. Also effective August 1, 2018, Jimmy Wang was appointed (i) to serve as Chief Executive Officer and Chief Financial Officer of the Company and (ii) as the sole member of the Company’s Board of Directors, replacing Dianwen Ju.

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

Corporate Governance

Leadership Structure

Our Board has one member, Dianwen Ju. Accordingly, we have not designated a chairman. 2

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended May 31, 2018.

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

_____________________________

2 Effective August 1, 2018, Dianwen Ju resigned as the sole board member and Jimmy Wang was appointed as the sole member of the Company’s Board of Directors.

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

Summary Compensation Table3

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dianwen Ju, President and Chief Executive Officer	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -

Jimmy Wang, Treasurer	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -

Xiao Chen, Chief Financial Officer	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -

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

______________________________

3 Effective August 1, 2018, Dianwen Ju, Xiao Chen and Guofeng Xu resigned from all positions held with the Company. Also effective August 1, 2018, Jimmy Wang was appointed (i) to serve as Chief Executive Officer and Chief Financial Officer of the Company and (ii) as the sole member of the Company’s Board of Directors, replacing Dianwen Ju.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 13, 2018 by:

•each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•each of our directors;

•each of our executive officers; and

•all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of August 21, 2018. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Chimerica Capital, LLC 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	350,000 share (3)	35.3%

Baden Energy Group Ltd. Rue Du Rhone 14 1204 Geneva, Switzerland	Common Stock, $0.00001 par value	65,256 shares	6.58%

Dianwen Ju 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares	5.04%

Jimmy Wang 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	400,000 share (3)	40.36%

Xiao Chen 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	50,000 shares	5.04%

Goufeng Xu 800 East Colorado Blvd, Suite 888 Pasadena, CA 91101	Common Stock, $0.00001 par value	-	-

All directors and executive officers as a group (4 persons)	Common Stock, $0.00001 par value	500,000 shares(3)	50.44%

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

(2) There were 992,192 shares of common stock issued and outstanding on September 13, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended May 31, 2018 and 2017 are set forth in the table below:

Fee Category	Fiscal year ended May 31, 2018	Fiscal year ended May 31, 2017
Audit fees(1)	$7,500	$6,500
Audit-related fees(2)	$-	$-
Tax fees(3)	$-	$-
All other fees(4)	$-	$-
Total fees	$7,500	$6,500

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended May 31, 2018 and 2017 were approved by our Board.

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

HK EBUS CORPORATION

Dated: September 13, 2018 By: /s/ Jimmy Wang

Name: Jimmy Wang

Title: Chief Executive Officer and Chief Financial Officer

Dated: September 13, 2018 By: /s/ Jing Jin

Name: Jing Jin

Title: Secretary

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of September, 2018.

/s/ Jimmy Wang

Jimmy Wang

Chief Executive Officer, Chief Financial Officer, and Director

FINANCIAL STATEMENTS

DAVE BANERJEE, CPA

An Accountancy Corporation – Member AICPA and PCAOB

21860 Burbank Blvd., Suite 150, Woodland Hills, CA 91367• (818) 657-0288• FAX (818) 657-0299• (818) 312-3283

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
HK eBus Corporation

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of HK eBus Corporation (the "Company") as of May 31, 2018 and 2017, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

EMPHASIS-OF-MATTER

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The Company Management's plans concerning these matters are also described in the Notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dave Banerjee CPA, an Accountancy Corporation

We have served as the Company's auditor since 2015.
Woodland Hills, CA
September 12, 2018

HK eBus Corporation

BALANCE SHEETS

	May 31,	May 31,
	2018	2017

ASSETS
Current assets
Cash	$6,700	$8,611
Total assets (all current)	$6,700	$8,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$7,686	$990
Due to related party	43,859	103,859
Total current liabilities	51,545	104,849

Non-Current liabilities
Due to related party, net of current portion	185,000	105,000

Total liabilities	236,545	209,849

Stockholders’ deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.00001 par value; 300,000,000 authorized; 992,192 shares issued and outstanding as of May 31, 2018 and May 31, 2017	991	991
Additional paid in capital	7,043,222	7,043,222
Accumulated deficit	(7,274,058)	(7,245,451)
Total stockholders’ deficit	(229,846)	(201,239)

Total liabilities and stockholders’ deficit	$6,700	$8,611

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	May 31,	May 31,
	2018	2017

Revenue	$-	$-

Operating expenses
General and administrative expenses	28,607	26,212
Total operating expenses	28,607	26,212

Loss from operations	(28,607)	(26,212)

Net loss	$(28,607)	$(26,212)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted average shares outstanding	992,192	992,192

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deficit	Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Accumulated ($)	Equity ($)

Net loss for the period ended	-	-	-	-	-	(38,348)	(38,348)
Balance at May 31, 2016	-	-	992,192	991	7,043,222	(7,219,239)	(175,027)

Net loss for the period ended	-	-	-	-	-	(26,212)	(26,212)
Balance at May 31, 2017	-	-	992,192	991	7,043,222	(7,245,451)	(201,239)

Net loss for the period ended	-	-	-	-	-	(28,607)	(28,607)
Balance at May 31, 2018	-	-	992,192	991	7,043,222	(7,274,058)	(229,846)

The accompanying notes are an integral part of these financial statements.

HK eBus Corporation

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31,	May 31,
	2018	2017
Operating Activities:
Net loss	$(28,607)	$(26,212)
Changes operating assets and liabilities:
Accounts payable	6,696	199
Due to related party	20,000	20,000
Net cash provided by (used in) operating activities	(1,911)	(6,013)

Net increase (decrease) in cash	(1,911)	(6,013)

Cash at the beginning of period	8,611	14,624

Cash at the end of period	$6,700	$8,611

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

HK eBUS CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018 and 2017

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

•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

•Level 2 - Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

HK eBUS CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company had no financial instruments to measure for fair value as of September 13, 2018.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which applies to all entities and all contracts with customers, with the exception of certain contracts (including leases, insurance contracts, and other contractual agreements and exchanges between entities in the same line of business), as noted in ASC 606-10. ASC 606 became effective for the Company this year, but the Company cannot assess the impact of ASC 606 because it has not yet generated revenues and is not currently tied to a specific line of business. The Company will be able to evaluate the impact of the new rule in the future, when revenue streams are known.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $6,700 and $8,611 in cash on May 31, 2018 and 2017, respectively. The Company had no cash equivalent on May 31, 2018 and 2017.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of May 31, 2018, $7,686 was recorded as accounts payable. The balance of accounts payable was $7,686 and $990 as of May 31, 2018 and 2017, respectively.

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

HK eBUS CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As at each of May 31, 2018 and 2017, the Company had 992,192 shares of common stock outstanding, respectively.

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. As of May 31, 2018, there were no common stock equivalents outstanding.

	Loss	W.A. Shares	Loss per Share
	(Numerator)	(Denominator)	(Amount)
For the year ended May 31, 2018	$(28,607)	992,192	$(0.03)
For the year ended May 31, 2017	$(26,212)	992,192	$(0.03)

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

May 31, 2018 and 2017

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

On May 16, 2013, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $5,000, maturing on May 16, 2020. On November 4, 2013, the Company took another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on November 4, 2020.

On April 17, 2014, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on April 17, 2021. On June 30, 2014, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on June 30, 2018. On November 19, 2014, the Company accepted another non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on November 19, 2019.

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

On January 12, 2018, the Company accepted a non-interest bearing and unsecured loan from ACI in the amount of $10,000, maturing on January 12, 2021.

As of May 31, 2018, the total balance due to ACI is $228,859.

Year ended May 31,
Current	$43,859
2019	30,000
2020	135,000
2021	20,000
$228,859

HK eBUS CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018 and 2017

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock. There were 992,192 shares issued and outstanding at each of May 31, 2018 and May 31, 2017.

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

During the year ended May 31, 2018, there were no warrants outstanding.

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

HK eBUS CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018 and 2017

NOTE 7. INCOME TAX (CONTINUED)

Net deferred tax assets consist of the following components as of May 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
NOL carryover	$7,274,058	$7,245,451
Valuation allowance	(7,274,058)	(7,245,451)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended May 31, 2018 due to the following:

	2018	2017
Income tax benefit at statutory rate	$(2,836,883)	$(2,825,726)
Valuation allowance	2,836,883	2,825,726
	$-	$-

At May 31, 2018 and 2017, the Company had net operating loss carryforwards of approximately $7,274,058 and $7,245,451, respectively, which begin to expire in 2026. Deferred tax assets of approximately $2,836,883 and $2,825,726 in 2018 and 2017, respectively, created by the net operating losses have been offset by a 100% valuation allowance. The Company may be subjected to tax audit by the IRS for 2017 and 2018.

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

NOTE 9. SUBSEQUENT EVENTS

Other than the board and director resignations and appointments described herein, the Company does not have any subsequent events to report as of September 13, 2018.

Management has reviewed subsequent events through September 13, 2018, at which date Financial Statements were issued, and determined there were no other items to disclose.