Form 10-Q
period 2018-08-31
HK EBUS Corp
filed 2018-10-15
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of October 15, 2018, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended August 31, 2018 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited).

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended May 31, 2018 filed with the SEC on September 14, 2018. All numbers provided in the condensed consolidated unaudited financial statements are stated in United States Dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HK eBus Corporation

CONDENSED BALANCE SHEET

(Unaudited)

	August 31,	May 31,
	2018	2018
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$2,500	$6,700
Total assets (all current)	$2,500	$6,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$11,716	$7,686
Due to related party	33,859	43,859
Total liabilities (all current)	45,575	51,545

Non-Current Liabilities
Due to related party, net of current portion	195,000	185,000

Total liabilities	240,575	236,545

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding as of August 31, 2018 and May 31, 2018	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of August 31, 2018 and May 31, 2018	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,282,288)	(7,274,058)
Total stockholders' deficit	(238,076)	(229,846)

Total liabilities and stockholders' deficit	$2,500	$6,700

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three Months ended
	August 31, 2018		August 31, 2017

Revenue	$	−	$	−

Operating Expenses
General and administrative		8,230		8,600
Total operating expenses		8,230		8,600

Loss from operations		(8,230)		(8,600)

Net loss		$(8,230)		$(8,600)

Basic and diluted loss per common share:		$(0.008)		$(0.009)

Weighted average number of shares outstanding		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended August 31, 2018	For the three months ended August 31, 2017

Operating Activities
Net Loss	$(8,230)	$(8,600)
Changes to operating assets and liabilities:
Accounts payable	4,030	5,301
Due to related party	-	-
Accrued interest	-	-
Net cash provided by (used in) operating activities	(4,200)	(3,299)

Net increase (decrease) in cash	(4,200)	(3,299)

Cash at the beginning of period	6,700	8,611

Cash at the end of period	$2,500	$5,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the three month period ended August 31, 2018

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

The Company had no financial instruments to measure for fair value as of August 31, 2018.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the three month period ended August 31, 2018

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $2,500 and $6,700 in cash on August 31, 2018 and May 31, 2018, respectively. The Company had no cash equivalent on August 31, 2018 and May 31, 2018.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of August 31, 2018, $11,716 was recorded as accounts payable. The balance of accounts payable was $11,716 and $7,686 as of August 31, 2018 and May 31, 2018, respectively.

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

For the three month period ended August 31, 2018

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

On April 17, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, due on April 17, 2018. On June 30, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, due on June 30, 2021. On November 19, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, due on November 19, 2019.

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

As of August 31, 2018, the total balance due to ACI is $228,859.

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 shares issued and outstanding as of both August 31, 2018 and May 31, 2018.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the three month period ended August 31, 2018

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

During the quarter ended August 31, 2018, there were no warrants outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of October 15, 2018.

These financial statements were approved by the Company's management and are available for issuance as of October 15, 2018. Subsequent events have been evaluated through October 15, 2018.

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

In its report dated October 10, 2018, our auditor, Dave Banerjee CPA, a Professional Accountancy Corporation, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,282,288 as of August 31, 2018. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Three Months Ended August 31, 2018 and August 31, 2017.

Revenues

We have had no revenues since our inception.

Expenses

Due to a decrease in general and administrative expenses, our operating expenses during the three-month period ended August 31, 2018 decreased to $8,230 from $8,600 during the three-month period ended August 31, 2017, representing a 4.3% decrease.

Net Loss

We incurred a net loss for the three-month period ended August 31, 2018 of $8,230. We incurred a net loss for the three-month period ended August 31, 2017 of $8,600, representing a 4.3% decrease due to a decrease in general and administrative expenses.

Liquidity and Capital Resources

At August 31, 2018, we had a working capital deficit of $43,075 compared to the working capital deficit of $44,845 at May 31, 2018, representing a decrease by 3.95% due to a decrease in cash and an increase in current liabilities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended May 31, 2018.

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

HK EBUS CORPORATION

Date: October 15, 2018	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Date: October 15, 2018	By:	/s/ Jing Jin
Jing Jin
Secretary