Form 10-Q
period 2018-11-30
HK EBUS Corp
filed 2019-02-05
CIK 1350421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

As of February 5, 2019, there were 992,192 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

HK eBus Corporation

CONDENSED BALANCE SHEET

(Unaudited)

	November 30,	May 31,
	2018	2018
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$7,100	$6,700
Total assets (all current)	$7,100	$6,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,491	$7,686
Due to related party	43,859	43,859
Total liabilities (all current)	51,350	51,545

Non-Current Liabilities
Due to related party, net of current portion	205,000	185,000

Total liabilities	256,350	236,545

Stockholders' deficit
Preferred stock, $.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding as of November 30, 2018 and May 31, 2018	−	−
Common stock, $.00001 par value; 300,000,000 shares authorized, 992,192 shares issued and outstanding as of November 30, 2018 and May 31, 2018	991	991
Additional paid-in capital	7,043,222	7,043,222
Accumulated deficit	(7,293,463)	(7,274,058)
Total stockholders' deficit	(249,251)	(229,846)

Total liabilities and stockholders' deficit	$7,100	$6,700

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

		For the three				For the six
		Months ended				Months ended
		November 30,		November 30,		November 30,		November 30,
		2018		2017		2018		2017

Revenue	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		11,175		5,273		19,405		13,873
Total operating expenses		11,175		5,273		19,405		13,873

Loss from operations		(11,175)		(5,273)		(19,405)		(13,873)

Net loss		$(11,175)		$(5,273)		$(19,405)		$(13,873)

Basic and diluted loss per common share:		$(0.011)		$(0.005)		$(0.020)		$(0.010)

Weighted average number of shares outstanding		992,192		992,192		992,192		992,192

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended	For the six months ended
	November 30, 2018	November 30, 2017
Operating Activities
Net Loss	$(19,405)	$(13,873)
Changes to operating assets and liabilities:
Accounts payable	(195)	6,321
Due to related party	20,000	-
Accrued interest	-	-
Net cash provided by (used in) operating activities	400	(7,552)

Net increase (decrease) in cash	400	(7,552)

Cash at the beginning of period	6,700	8,611

Cash at the end of period	$7,100	1,058

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

The accompanying notes are integral part of these condensed financial statements.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the six month period ended November 30, 2018

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

For the six month period ended November 30, 2018

(Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company had no financial instruments to measure for fair value as of November 30, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. The Company had $7,100 and $6,700 in cash on November 30, 2018 and May 31, 2018, respectively. The Company had no cash equivalent on November 30, 2018 and May 31, 2018.

Accounts Payable

Services and goods received from vendors and billed but not yet paid are recorded as accounts payable in periods when the services and goods were received. As of November 30, 2018, $7,491 was recorded as accounts payable. The balance of accounts payable was $7,491 and $7,686 as of November 30, 2018 and May 31, 2018, respectively.

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

For the six month period ended November 30, 2018

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

On April 17, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, due on April 17, 2021. On June 30, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, due on June 30, 2021. On November 19, 2014, ACI made a non-interest bearing, unsecured loan to the Company in the amount of $10,000, due on November 19, 2019.

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

On September 19, 2018 and October 26, 2018, ACI made non-interest bearing, unsecured loans to the Company in the amount of $10,000 in each instance, due on September 19, 2021 and October 26, 2021, respectively.

As of November 30, 2018, the total balance due to ACI is $248,859.

HK eBus Corporation

Notes to the Condensed Financial Statements

For the six month period ended November 30, 2018

(Unaudited)

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.00001. The Company is also authorized to issue 300,000,000 shares of common stock with a par value of $.00001. On May 6, 2008, the Company effected a 35-for-1 forward split of its outstanding shares of common stock. On July 20, 2010, the Company issued 50,000 shares of common stock to investors at a price of $2 per unit for a total of $100,000. The Company issued a total of 0.15 million shares of common stock to compensate its officers during the fiscal year of 2012. In order to seek alternative business development and future merging and stock offering, on August 8, 2013, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding shares of common stock and changed its name to Rambo Medical Group Inc. There were 992,192 and 992,192 shares issued and outstanding as of November 30, 2018 and May 31, 2018, respectively.

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

During the year ended November 30, 2018, there were no warrants outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of February 4, 2019.

These financial statements were approved by the Company's management and are available for issuance as of February 4, 2019. Subsequent events have been evaluated through February 4, 2019.

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

In its report dated February 5, 2019, our auditor, DylanFloyd Accounting & Consulting, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $7,293,463 as of November 30, 2018. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Presently, we have no employees except for our executive officer, Jimmy Wang. Changes in the number of employees during the next twelve months will be a function of the level of business activity.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Three Months and Six Months Ended November 30, 2018 and November 30, 2017.

Revenues

We have had no revenues since our inception.

Expenses

Due to an increase in general and administrative expenses, our operating expenses during the three-month period ended November 30, 2018 increased to $11,175 from $5,273 during the three-month period ended November 30, 2017, representing a 112.0% increase, and increased to $19,405 from $13,873 during the six-month period ended November 30, 2017, representing a 39.9% increase.

Net Loss

We incurred a net loss for the three-month period ended November 30, 2018 of $11,175. We incurred a net loss for the three-month period ended November 30, 2017 of $5,273, representing a 112.0% increase due to an increase in general and administrative expenses.

We incurred a net loss for the six-month period ended November 30, 2018 of $19,405. We incurred a net loss for the six-month period ended November 30, 2017 of $13,873, representing a 39.9% increase due to an increase in general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2018, we had a working capital deficit of $44,250 compared to the working capital deficit of $44,845 at May 31, 2018, representing a decrease by 1.3% due to an increase in cash and a decrease in current liabilities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

HK EBUS CORPORATION

Date: February 5, 2019	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)